Form 10QSB
period 2005-06-30
Oakmont Acquisition Corp.
filed 2005-08-26
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number 000-51423

Oakmont Acquisition Corp.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2679740
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

33 Bloomfield Hills Pkwy, Suite 240

Bloomfield Hills, MI 48304

(Address of Principal Executive Office)

(248)594-0693

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

As of August 26, 2005, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEET

June 30, 2005 (Unaudited)
ASSETS

Current assets:
Cash	$33,388

Total Current Assets	33,388

Deferred offering costs	207,156

Total Assets	$240,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts Payable and accrued expenses	$141,423
Note Payable, stockholders	75,000

Total Liabilities	216,423

Stockholders’ Equity:
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value Authorized 35,000,000 shares Issued and outstanding 2,000,000 shares	200
Additional paid-in-capital	24,800
Earnings (Deficit) accumulated during the development stage	(879)

Total Stockholders’ Equity	24,121

Total Liabilities and Stockholders’ Equity	$240,544

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

Period from April 15 (inception) to June 30, 2005 (Unaudited)
Formation and operating costs	$879

Net loss	$(879)

Weighted average shares outstanding	2,000,000

Net loss per share	(0.00)

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

April 15, 2005 (inception) to June 30, 2005 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$(879)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in accounts payable and accrued expenses	879

Net cash from operating activities	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable, stockholders	75,000
Proceeds from sale of shares of common stock	25,000
Payment of costs of the public offering	(66,612)

Net cash provided by financing activities	33,388

Net increase in cash	33,388

Cash at beginning of period	—

Cash at end of period	33,388

Supplemental schedule of non-cash financing activities:
Accrual of costs of the public offering	$140,544

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS, AND SUBSEQUENT EVENTS

Oakmont Acquisition Corp. (the “Company”) was incorporated in Delaware on April 15, 2005 as a blank check company whose objective is to acquire an operating business.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly such information have been included. On July 18, 2005, the Company filed a Form 8-K which contained audited financial statements at and for the period ending July 18, 2005.

All activity from April 15, 2005 (inception) through June 30, 2005 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued in the Offering as discussed in Note 2).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. INITIAL PUBLIC OFFERING

In connection with the Offering and the underwriter’s exercise of its over-allotment option, the Company sold 8,575,166 Units in July 2005. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering and the underwriter’s exercise of its over-allotment option, the Company paid the underwriters an underwriting discount of 7% of the related gross proceeds.

In connection with the Offering, the Company also issued an option to the underwriters, for $100, to purchase up to a total of 720,000 Units. The Units issuable upon exercise of this option are identical to those offered by this prospectus, except that each of the Warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $5.70. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the offering and expiring five years from the date of the offering. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model that the fair value of the option on the date of sale was approximately $513,410, using an expected life of four years, volatility of 18.5% and a risk-free interest rate of 3.85%.

3. DEFERRED OFFERING COSTS

Deferred offering costs consist of expenses incurred through June 30, 2005 that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

4. NOTES PAYABLE, STOCKHOLDERS

The Company issued an aggregate of $75,000 unsecured promissory notes to two Initial Stockholders, who are also officers. The notes are non interest-bearing and are payable on the earlier of April 15, 2006 or the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount.

5. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements dated April 15, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Chief Executive Officer, Robert J. Skandalaris, and its President, Michael C. Azar, have agreed with the underwriters that within the first forty trading days after separate trading of the Warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to 1,600,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until after the Company has completed a business combination. The Warrants may trade separately on the 90th day after the offering unless the underwriters determine that an earlier date is acceptable.

Pursuant to an agreement, the Initial Stockholders are entitled to registration rights with respect to their founding shares. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which these shares of common stock are released from escrow. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

The Company has paid the fees and issued the securities to the underwriters in the Offering as described in Note 2 above.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 12, 2005 and the definitive Prospectus thereunder, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation

We were formed on April 15, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on July 18, 2005. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering, and efforts associated with identifying a target for a business combination.

On July 18, 2005 we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and two warrants. On July 26, 2005, we consummated the closing of an additional 575,166 Units that were subject to the over-allotment option. Gross proceeds from our initial public offering were approximately $51,451,000. We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 18, 2007, assuming that a business combination is not consummated during that time. From July 18, 2005 through July 18, 2007, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $250,000 for expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Quantum Value Management, LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $190,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $80,000 (through July 6, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on July 12, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris, Azar, Langevin and Flynn, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Bloomfield Hills, MI. In addition, in April 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2005, we consummated our initial public offering of 8,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On July 26, 2005, we closed on an additional 575,166 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of approximately $51,451,000. Morgan Joseph & Co. acted as the lead manager and Wells Fargo Securities, LLC acted as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124380). The Securities and Exchange Commission declared the registration statement effective on July 12, 2005.

We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 has been or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1    Section 302 Certification by President

31.2    Section 302 Certification by CFO

32.1    Section 906 Certification by President

32.2    Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 26, 2005

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar
President

/s/ Patrick T. Flynn
Patrick T. Flynn
Chief Financial Officer

EXHIBIT INDEX

Number	Description
(a) Exhibits:
31.1	Section 302 Certification by President

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by President

32.2	Section 906 Certification by CFO