Form 10QSB
period 2005-09-30
Oakmont Acquisition Corp.
filed 2005-11-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 14, 2005, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒   No ☐

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCESHEETS

September 30, 2005 (Unaudited)
ASSETS
Current assets:
Cash	$962,009
Cash held in Trust Fund (Note 1)	46,676,292
Prepaid expenses	38,710

Total Current Assets	$47,677,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable and accrued expenses	$26,920
Income taxes payable	60,799
Deferred trust income	65,340

Total Current Liabilites	153,059

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 1)	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares (which includes 1,714,176 subject to possible conversion)	1,058
Additional paid-in-capital	38,119,599
Earnings accumulated during the development stage	138,045

Total Stockholders’ Equity	38,258,702

Total Liabilities and Stockholders’ Equity	$47,677,011

See notes to unaudited condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2005 (Unaudited)	Period from April 15 (inception) to September 30, 2005 (Unaudited)
Income:
Interest Income	$261,525	$261,525

Expenses:
Professional fees	10,073	10,073
Franchise and capital taxes	18,756	18,756
Travel	1,582	1,582
Rent and office	19,597	19,597
Insurance	10,000	10,000
Other formation and operating costs	1,794	2,673

Total Expenses	61,802	62,681

Income before taxes	199,723	198,844
Provision for income taxes	60,799	60,799

Net Income	$138,924	$138,045

Earnings per share - basic and diluted	$0.02	$0.02

Weighted average shares outstanding - basic and diluted	8,847,402	5,749,768

See notes to unaudited condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASHFLOWS

April 15, 2005 (inception) to September 30, 2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$138,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(326,866)
Increase in income taxes payable	60,799
Increase in deferred interest	65,340
Increase in prepaid expenses	(38,710)
Increase in accounts payable and accrued expenses	26,919

Net cash from operating activities	(74,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,996
Proceeds from notes payable, stockholders	75,000
Repayment of notes payable, stockholders	(75,000)
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Costs of the public offering	(4,090,189)

Net cash provided by financing activities	47,385,907

Net increase in cash	$962,009
Cash at beginning of period	—

Cash at end of period	$962,009

See notes to unaudited condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000
Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258
Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)
Proceeds from issuance of option			100		100
Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549
Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)
Net Income for the period				138,045	138,045

Balance, September 30, 2005	10,575,166	$1,058	$38,119,599	$138,045	$38,258,702

See notes to unaudited condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

All activity from April 15, 2005 (inception) through September 30, 2005 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities which are recorded at their market value of $46,676,292 at September 30, 2005. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest.

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

3. NOTES PAYABLE, STOCKHOLDERS

The Company had an aggregate of $75,000 unsecured promissory notes to two Initial Stockholders, who are also officers. The notes were non interest-bearing and were repaid following the Company’s initial public offering from the proceeds of that offering. Due to the short-term nature of the notes, the fair value of the notes approximated their carrying amount.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended September 30, 2005 includes $19,597 of expense related to this agreement.

Pursuant to letter agreements dated April 15, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Chief Executive Officer, Robert J. Skandalaris, and its President, Michael C. Azar, have agreed with the underwriters that within the first forty trading days after separate trading of the Warrants has commenced, they or certain of their affiliates or designees will collectively purchase up to 1,600,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until after the Company has completed a business combination. The Warrants may trade separately on the 90th day after the offering unless the underwriters determine that an earlier date is acceptable. During October 2005, Mr. Skandalaris and Mr. Azar satisfied their commitment to purchase up to 1,600,000 Warrants in the public marketplace.

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

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 12, 2005 and the definitive Prospectus thereunder.

Plan of Operation

We were formed on April 15, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering, and efforts associated with identifying a target for a business combination.

Net income of $138,924 reported for the quarter ended September 30, 2005 consists primarily of $10,000 expense for director and officer liability insurance, $19,597 expense for a monthly administrative services agreement, $18,756 for franchise and state capital stock taxes, $10,073 for professional fees, $60,799 for federal income taxes and $3,376 for other expenses. Interest on the trust fund investment was $261,525, excluding $65,340 of deferred interest.

Net income of $138,045 reported for the period from April 15, 2005 (inception) to September 30, 2005 consists primarily of $10,000 expense for director and officer liability insurance, $19,597 expense for a monthly administrative services agreement, $18,756 for franchise and state capital stock taxes, $10,073 for professional fees, $60,799 for federal income taxes and $4,255 for other expenses. Interest on the trust fund investment was $261,525, excluding $65,340 of deferred interest income.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 has been paid for costs and expenses related to the offering.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

(b) The following reports on Form 8-K were filed during the three month period ended September 30, 2005

(i)	Report on Form 8-K filed on July 18, 2005 concerning the completion of the Company’s initial public offering.

(ii)	Report on Form 8-K filed on July 26, 2005 concerning the exercise of the underwriter’s over-allotment option in connection with the Company’s initial public offering.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005

OAKMONT ACQUISITION CORP.

/s/ MICHAEL C. AZAR
Michael C. Azar
President

/s/ PATRICK T. FLYNN
Patrick T. Flynn
Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO