Form 10KSB
period 2005-12-31
Oakmont Acquisition Corp.
filed 2006-04-03
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51423

OAKMONT ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2679740
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Bloomfield Hills Parkway, Suite 240

Bloomfield Hills, MI 48304

(Address of Principal Executive Office)

(248) 594-0693

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Units consisting of one share of Common Stock,

par value $.0001 per share, and two Warrants

Common Stock, par value $.0001 per share

Warrants to purchase shares of Common Stock

(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No  ☐ (2)    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

State issuer’s revenues for its most recent fiscal year: None

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 27, 2006: $46,820,406.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 27, 2006: 10,575,166.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-KSB and in our other Securities and Exchange Commission filings.

PART I

Item 1. Description of Business.

Overview

We are a blank check company formed to serve as a vehicle for the acquisition of an operating business. We were incorporated in Delaware on April 15, 2005. Our initial stockholders purchased 2,000,000 common shares, $.0001 par value for $25,000 on April 15, 2005. The registration statement for our initial public offering, which we refer to as the Offering, for 8,000,000 Units, which we refer to as the Units, was declared effective July 12, 2005. We consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000. Each of our Units consists of one share of our common stock, $.0001 par value per share, and two Redeemable Common Stock Purchase Warrants, which we refer to as the Warrants. Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of a business combination or one year from the effective date of the Offering and expiring four years from the date of the Offering.

We intend to focus on acquiring cash flow positive manufacturing and distribution companies that are well positioned to capitalize on the increasing demand we believe exists in the industrial sector, although we may acquire companies operating in any industry we choose. During the economic slowdown which began in the first half of 2000, the industrial sector experienced a dramatic decline in orders. Many companies which had traditionally purchased significant amounts of industrial equipment delayed such spending during this slowdown. This sustained slowdown caused financial distress across the industrial manufacturing sector and we believe many portions of this sector are just now beginning to recover. We believe that companies are already committing, and will continue to commit, capital to industrial goods to replace obsolete equipment and to meet demands from end-users who are expanding capital projects. If we acquire such a company, our goal would be to provide the necessary capital and managerial experience to capitalize on potential growth.

Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and, as a result, the Offering was characterized as a blank check offering. $46,349,426 of these net proceeds has been placed in a trust account and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. Such consequences include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Identification of a Target Business

To date, we have not selected or approached any target business on which to concentrate our search for a business combination. Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although we will focus on acquiring an operating business in the industrial manufacturing and distribution sector, we may acquire companies operating in any industry we choose. Accordingly, there is no reliable basis for investors to currently evaluate the possible merits or risks of the target business with which, or industry in which, we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources Of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our Officers and Directors as well as their affiliates may also bring to our attention target business candidates. In no event, however, will we pay any of our existing Officers, Directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

We intend to focus our efforts on acquiring a manufacturing and distribution company in the industrial sector. However, we may acquire companies operating in any industry we choose.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry in other industries;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no current commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.

The time and costs required to select and evaluate a target business, and to structure and complete the business combination, cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finders or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of Target Business

Our certificate of incorporation requires that the initial target business we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. Although we are permitted to raise funds privately or through loans that would allow us to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time of such acquisitions, we have not entered into or discussed such financing arrangements with any third party, and there is no assurance that any such financing, if desired, would be available on acceptable terms, if at all. The fair market value of such business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such an opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business has sufficient fair market value.

Probable Lack of Business Diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our Officers and Directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our Directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our Officers and Directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders have agreed to vote their 2,000,000 shares of common stock in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, Officers and Directors. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

Conversion Rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s share of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be $5.49, or $.51 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their conversion rights.

Liquidation If No Business Combination

If we do not complete a business combination within 18 months after the completion of the Offering (January 18, 2007), or within 24 months (July 18, 2007) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.39, or $.61 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could rank prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.39, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Robert J. Skandalaris, our Chairman of the Board and Chief Executive Officer, and Michael C. Azar, our President, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that Messrs. Skandalaris and Azar will be able to satisfy those obligations.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the completion of the Offering (January 18, 2007), but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 24 months following the completion of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation upon the failure to consummate a business combination within the allotted time or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have seven Directors and three Executive Officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. Additionally, we hired an individual to conduct legal and financial due diligence on prospective target businesses.

Risks Associated With Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve a business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an unidentified operating business. We will not generate any revenues (other than interest income on the proceeds of the offering) until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.49 per share held in trust as of December 31, 2005 due to potential claims of creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Robert J. Skandalaris, our Chairman of the Board and Chief Executive Officer, and Michael C. Azar, our President, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that Messrs. Skandalaris and Azar will be able to satisfy those obligations.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 5,114,502 further authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options), and all of the 1,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present Officers and Directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if a business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund the business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or the business combination may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive business combination available to us.

Our current Officers and Directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although we expect that Robert J. Skandalaris, Michael C. Azar and Patrick T. Flynn, and perhaps others, would remain with the target business by serving in the capacity of an Officer or Director of such business for a period of 12 to 18 months, or longer, following a business combination, they are not currently obliged to do so.

We will attempt to retain the management of the target business or we will recruit new management team members to join the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as the United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations. Specifically, we may be required to expend significant time and money in documenting and updating the target company’s disclosure controls and procedures and internal control over financial reporting in complying with the requirements of the Sarbanes-Oxley Act of 2002.

Our Officers and Directors may not have significant experience or knowledge of the industry of the target business.

If we decide to acquire a target business that operates in a field outside of the realm of experience of our Officers and Directors, we cannot assure you that our Officers and Directors will have gained enough experience or have sufficient knowledge relating to the industry of the target business to make an appropriate acquisition decision.

Our Officers and Directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.

Our Officers and Directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Robert Skandalaris, Michael Azar and Patrick Flynn, our Executive Officers, are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If Messrs. Skandalaris, Azar and Flynn’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our Officers and Directors may, in the future, become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented.

Some of our Officers and Directors are currently associated with entities other than blank check companies which seek to acquire businesses. Accordingly, to the extent that a particular business opportunity is in a business related to the business of another entity with which our officers and directors are associated, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our Officers and Directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our Officers and Directors directly or indirectly own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our Directors and Officers will be worthless if we do not consummate a business combination. The personal and financial interests of our Directors and Officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our Directors’ and Officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be dependent solely on a single business and a limited number of products or services.

As of December 31, 2005, we had $47,081,111 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Although we are permitted to raise funds privately or through loans that would allow us to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time of such acquisition, we have not entered into or discussed such financing arrangements with any third party, and there is no assurance that any such financing, if desired, would be available on acceptable terms, if at all. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of the nature of our capital structure, we may be at a disadvantage in attempting to consummate an attractive business combination.

The obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 17,150,332 shares of common stock and an option to purchase 720,000 units. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, our shareholders may experience dilution to their holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our Officers and Directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our Board of Directors is divided into three classes, each of which will generally serve for a term of two years with only one class of Directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new Directors prior to the consummation of a business combination, in which case all of the current Directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing shares in the aftermarket. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by January 18, 2007, or by July 18, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of shares issued in the Offering, in proportion to the number of shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be additional shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

The inability of the sellers of companies we may acquire to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

We intend to negotiate as a term in our acquisition agreements that the respective sellers will agree to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. However, there may be instances in which we determine to ultimately enter into an acquisition agreement without such seller indemnification obligations, such as in purchases of assets out of bankruptcy or purchases of certain hospitality-related assets. The lack of seller indemnification obligations or the failure of any seller to satisfy its obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of the sellers to indemnify us will terminate upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

Item 2. Description of Property.

We maintain our executive offices at 33 Bloomfield Hills Parkway, Suite 240, Bloomfield Hills, Michigan 48304. The cost for this space is included in the $7,500 per-month fee Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris, Azar, Langevin and Flynn, our Chief Executive Officer, President, Director, and Chief Financial Officer, respectively, charges us for general and administrative services pursuant to a letter agreement. We believe, based on rents and fees for similar services in the Detroit metropolitan area, that the fee charged by Quantum Value Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols OMAC, OMACU, and OMACW, respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter indicated since such units commenced public trading on July 18, 2005. The over-the-counter market quotations reported below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock and warrants commenced public trading on July 18, 2005. Prior to July 18, 2005, there was no established public trading market for our common stock.

	Units
Quarter ended	High	Low
December 31, 2005	$5.34	$5.15
September 30, 2005	$5.37	$5.20

The approximate number of holders of record of our common stock is ten (10).

We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

As of December 31, 2005, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities and Use of Proceeds From Registered Securities

On April 15, 2005, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Robert J. Skandalaris (1) (2) (3)	1,152,453
Michael C. Azar (2) (3)	587,547
David J. Langevin	180,000
Frederick L. Hubacker	20,000
Lee M. Canaan	20,000
Mark T. Behrman	20,000
Donald J. Spence	20,000

(1)	On April 18, 2005, Robert J. Skandalaris contributed 360,000 shares of our common stock to KrisLee & Associates, LLC, a limited liability company whose members include Robert J. Skandalaris and his children. Mr. Skandalaris retained 792,453 shares of our common stock.
(2)	On April 27, 2005, Robert J. Skandalaris and Michael C. Azar contributed an aggregate of 340,000 shares of our common stock to QVM Oakmont Services LLC. Robert J. Skandalaris contributed 192,453 shares of common stock to QVM Oakmont Services LLC, and retained 600,000 shares of common stock. Michael C. Azar contributed 147,547 shares of common stock to QVM Oakmont Services LLC, and retained 440,000 shares of common stock.
(3)	On July 7, 2005, Robert J. Skandalaris and Michael C. Azar contributed an aggregate amount of 20,000 shares of our common stock to QVM Oakmont Services LLC. Robert J. Skandalaris contributed 15,000 shares of common stock to QVM Oakmont Services LLC, and retained 585,000 shares of common stock. Michael C. Azar contributed 5,000 shares of common stock to QVM Oakmont Services LLC, and retained 435,000 shares of common stock.

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. These 2,000,000 shares were issued to the parties set forth above at an average purchase price of approximately $.0125 per share.

On July 18, 2005, we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and warrants to purchase two shares of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was Morgan Joseph & Co., Inc., and Wells Fargo Securities, LLC acted as co-manager. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-124621). The Securities and Exchange Commission declared the registration statement effective on July 12, 2005.

On July 26, 2005, the underwriters exercised their over-allotment option to purchase 575,166 Units at the initial public offering price of $6.00 per share. Including the over-allotment option, the aggregate initial offering proceeds totaled approximately $51,451,000.

We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $141,625 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $731,685 in interest through December 31, 2005, including deferred interest of $146,264.

Item 6. Plan of Operation.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 15, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business that we believe has significant growth potential. We intend to utilize the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on July 18, 2005, resulting in total net proceeds of $47,361,000. Net income of $280,015 was reported for the period from April 15, 2005 (inception) through December 31, 2005. Our expenses for this period consisted of a $20,000 expense for director and officer liability insurance, a $42,097 expense for a monthly administrative services agreement, a $29,139 expense for franchise and state capital stock taxes, a $37,420 expense for professional fees, a $148,402 expense for income taxes, and $28,348 for other expenses. Interest accrued on the trust fund investments was $731,685, including $146,264 of deferred interest.

$46,349,426 of the net proceeds of the Offering, plus accrued interest thereon, is held in trust. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust account to operate for at least 24 months from the date of the Offering (July 18, 2007), assuming a business combination is not consummated during that time. Over this time period, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Quantum Value Management, LLC ($7,500 per month for two years), $250,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $190,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums (for two years). We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.

We are obligated, commencing July 12, 2005, to pay to Quantum Value Management, LLC, an affiliate of Robert J. Skandalaris, Michael C. Azar, and Patrick T. Flynn, a monthly fee of $7,500 for general and administrative services. In addition, on April 15, 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid following our initial public offering out of the proceeds of the Offering.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period from April 15, 2005 (inception) through December 31, 2005 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Oakmont Acquisition Corp.

We have audited the accompanying balance sheets of Oakmont Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from April 15, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakmont Acquisition Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period from April 15, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP

New York, New York

March 23, 2006

Oakmont Acquisition Corp.

(a corporation in the development stage)

Balance Sheet

December 31, 2005
ASSETS

Current assets:
Cash	$894,856
Cash held in Trust Fund (Note 1)	47,081,111
Prepaid expenses	25,959

Total Current Assets	$48,001,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,199
Capital taxes payable	29,139
Deferred income taxes payable	148,402
Deferred trust income	146,264

Total Current Liabilities	336,004

Common stock, subject to possible redemption, 1,714,176 shares at conversion value (Note 1)	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value
Authorized 35,000,000 shares Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058
Additional paid-in-capital	38,119,599
Earnings accumulated during the development stage	280,015

Total Stockholders’ Equity	38,400,672

Total Liabilities and Stockholders’ Equity	$48,001,926

See notes to financial statements.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Statement of Operations

Period from April 15, 2005 (inception) to December 31, 2005
Income:
Interest Income	$585,421

Expenses:
Professional fees	37,420
Franchise and capital taxes	29,139
Travel	1,582
Rent and office	42,097
Insurance	20,000
Other formation and operating costs	26,766

Total Expenses	157,004

Income before taxes	428,417
Provision for income taxes	148,402

Net Income	$280,015

Earnings per share - basic and diluted	$0.04

Weighted average shares outstanding - basic and diluted	7,457,216

See notes to financial statements.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in-Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000
Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258
Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549
Proceeds subject to possible conversion of 1,714,176 shares			(9,265,250)		(9,265,250)
Proceeds from issuance of option			100		100
Net income for the period				280,015	280,015

Balance, December 31, 2005	10,575,166	$1,058	$38,119,599	$280,015	$38,400,672

See notes to financial statements.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Statement of Cash Flows

April 15, 2005 (inception) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$280,015
Deferred income tax expense	148,402

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(731,685)
Increase in capital taxes payable	29,139
Increase in deferred interest	146,264
Increase in prepaid expenses	(25,959)
Increase in accounts payable and accrued expenses	12,199

Net cash used in operating activities	(141,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,996
Proceeds from notes payable, stockholders	75,000
Repayment of notes payable, stockholders	(75,000)
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Costs of the public offering	(4,090,189)

Net cash provided by financing activities	47,385,907

Net increase in cash	$894,856

Cash at beginning of period	—

Cash at end of year	$894,856

See notes to financial statement

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization And Business Operations	Oakmont Acquisition Corp. (the “Company”) was incorporated in Delaware on April 15, 2005 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities which are recorded at their market value of $47,081,111 at December 31, 2005. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest.

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

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,150,332 outstanding warrants, issued in connection with the Offering described in Note 2 has not been considered in diluted

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

earnings per share since the warrants are contingently exercisable. The effect of the 720,000 Units included in the underwriter’s purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At December 31, 2005, the Company’s balance in its checking account exceeded the FDIC insurable limit.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For income tax purposes, the Company records income and expenses on a cash basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering	In connection with the Offering and the underwriter’s exercise of its overallotment option, the Company sold 8,575,166 Units in July 2005. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering.

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

The sale of the option has been accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model that the fair value of the option on the date of sale was approximately $513,410, using an expected life of four years, volatility of 18.5% and a risk-free interest rate of 3.85%.

3.	Notes Payable, Stockholders	The Company issued an aggregate of $75,000 unsecured promissory notes to two Initial Stockholders, who are also officers. The notes were non interest-bearing and were repaid with proceeds of the Offering.

4.	Income Taxes	Components of the provision for income taxes are as follows:

Current	$—
Deferred - Federal	148,402
- State	—

Total provision for income taxes	$148,402

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

The net deferred tax asset (liability) consists of the following:

Deferred interest income	$(201,783)
Deferred operating costs	53,381

$(148,402)

5.	Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2005 includes $42,097 related to this agreement. In addition, this affiliate processes the payroll for an individual hired to conduct legal and financial due diligence on prospective target businesses. During the year, the Company reimbursed the affiliate $19,986 for payroll and payroll related expenses paid on its behalf.

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

Unaudited: The Company’s Chief Executive Officer, Robert J. Skandalaris, and its President, Michael C. Azar, agreed with the underwriters that within the first forty trading days after separate trading of the Warrants has commenced, they or certain of their affiliates or designees would collectively purchase up to 1,600,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

further agreed that any warrants purchased by them or their affiliates or designees will not be sold or transferred until after the Company has completed a business combination. The Warrants may trade separately on the 90th day after the offering unless the underwriters determine that an earlier date is acceptable. During October 2005, Mr. Skandalaris and Mr. Azar satisfied their commitment to purchase up to 1,600,000 Warrants in the public marketplace.

6.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.	Common Stock	At December 31, 2005, 19,310,332 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current Directors and Executive Officers are as follows:

Name	Age	Position
Robert J. Skandalaris	53	Chairman & Chief Executive Officer
Michael C. Azar	42	President, Secretary & Director
David J. Langevin	55	Director
Frederick L. Hubacker	61	Director
Lee M. Canaan	47	Director
Mark T. Behrman	43	Director
Donald J. Spence	52	Director
Patrick T. Flynn	40	Chief Financial Officer & Principal Accounting Officer

Robert J. Skandalaris has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Skandalaris is currently a Managing Director and Principal of Quantum Value Management, LLC, the general partner of Quantum Value Partners, LP, a private equity fund. Mr. Skandalaris is also the founder and current Chairman of Noble International Ltd., a full-service provider of tailored laser welded blanks and tubes for the automotive industry. Prior to founding Noble in 1993, Mr. Skandalaris was Vice Chairman and a shareholder of The Oxford Investment Group, Inc., a Michigan-based merchant banking firm, and served as Chairman and Chief Executive Officer of Acorn Asset Management, a privately held investment advisory firm. Mr. Skandalaris began his career as a Certified Public Accountant with the national accounting firm of Touche Ross & Co. Mr. Skandalaris holds a B.A. from Michigan State University and a M.S.A. from Eastern Michigan University.

Michael C. Azar has been our President, Secretary and a Director since our inception. Mr. Azar is currently a Managing Director and Principal of Quantum Value Management, LLC, the general partner of Quantum Value Partners, LP, a private equity fund. Mr. Azar has served as Vice President and General Counsel for Noble International, Ltd. since 1996. He also served as a member of Noble’s

Board of Directors from December 1996 until November 1997. Mr. Azar is also an executive officer of Veri-Tek International, Corp., a publicly traded specialty machine tool manufacturer. Prior to joining Noble, Mr. Azar was employed as General Counsel to River Capital, Inc., an investment banking firm, from January through November 1996. From 1988 to 1995, Mr. Azar practiced law with the firm of Mason, Steinhardt, Jacobs and Perlman in Southfield, Michigan. Mr. Azar holds a B.A. from Kalamazoo College and a J.D. from the University of Detroit.

Patrick T. Flynn has been our Chief Financial Officer since our inception. Mr. Flynn is currently a Managing Director of Quantum Value Management, LLC, the general partner of Quantum Value Partners, LP, a private equity fund. Mr. Flynn served as Vice-President—Strategic Planning for Oxford Automotive, Inc., from 2003 to 2005 and Chief Financial Officer from January 2004 to July 2004. Oxford Automotive is a supplier of specialized welded metal assemblies. Oxford Automotive filed for Chapter 11 bankruptcy to effect a plan of reorganization in December 2004 and it emerged from Chapter 11 protection in March 2005. Prior to joining Oxford Automotive, Mr. Flynn was Vice President of the Oxford Investment Group from 1996 to 2003. Mr. Flynn also served as Assistant Vice President—Asset-Based Lending and Vice President—Middle Market Banking with Comerica Bank from 1987 to 1996. Mr. Flynn has a B.A. from the University of Notre Dame and a M.B.A. from the University of Michigan.

David J. Langevin has been a Director of the Company since our inception. Mr. Langevin is currently a Managing Director and Principal of Quantum Value Management, LLC, the general partner of Quantum Value Partners, LP, a private equity fund. From 1998 to 2000, Mr. Langevin served as Executive Vice President—Sales for Environmental Systems Products, which focuses on vehicle emissions and safety testing. From 1993 to 1998, Mr. Langevin was Executive Vice President—Sales for Terex Corporation, a manufacturer of capital goods and equipment. From 1977 to 1993, Mr. Langevin worked as a partner for KCS Industries, which provided management services for Terex Corporation, and prior he worked at Ernst & Young. Mr. Langevin is a C.P.A. with a B.S. from Illinois State University and a M.B.A. from DePaul University.

Frederick L. Hubacker has been a Director of the Company since our inception. Mr. Hubacker is currently Executive Director and Interim Manager at Conway, MacKenzie & Dunleavy (“CM&D”), a nationally recognized turnaround and crisis management consultant. Mr. Hubacker was formerly a Senior Executive Consultant for Apollo Management L.P., a $10 billion private equity firm, a position he held since 2002. Mr. Hubacker has served on the Noble International Ltd Board of Directors since 2004. From 2001 to 2002, Mr. Hubacker served as Vice Chairman for Venture Companies Worldwide, a privately held supplier of automotive interior systems, cockpit modules and front end systems. Mr. Hubacker also served as Chief Executive Officer for New Venture Gear, Inc., an auto supply company, from 1996 to 2000. Prior to joining New Venture Gear, Mr. Hubacker was the Chief Operating Officer, and later President, for Textron, Inc. from 1993 to 1995. Textron is a global multi-industry company with businesses in the general aviation, aerospace and defense, and industrial and commercial finance markets. Mr. Hubacker holds a B.A. from Michigan State University and a M.B.A. from Wayne State University.

Lee M. Canaan has been a Director of the Company since our inception. Ms. Canaan is currently the managing director of the Braeburn Special Opportunities Funds, a group of hedge funds based in Bloomfield Hills, Michigan. Prior to joining Braeburn, Ms. Canaan was a Managing Director of The Pembrook Group, a private investing and financial advisory firm in Houston, Texas. Prior to joining Pembrook, she served as a Senior High Yield Analyst for AIM Capital Management, Inc., an investment firm located in Houston, Texas. Prior to joining AIM Capital Management, Inc. in 1996, Ms. Canaan was a Financial Consultant for ARCO Transportation Company in Long Beach, California, which owns and operates common carrier interests. Ms. Canaan served on the Noble International, Ltd. Board of Directors from 2001 through 2004. Ms. Canaan holds a B.S. in geological sciences from the University of Southern California and a M.B.A. in Finance from the Wharton School at the University of Pennsylvania.

Mark T. Behrman has been a Director of the Company since our inception. Mr. Behrman is the Managing Director of J. Giordano Securities Group. Prior to that, Mr. Behrman was co-founder and the Chief Operating Officer of Berko Productions, LLC, an entertainment company that specializes in the production and acquisition of feature films and television programming for worldwide distribution. Mr. Behrman has served on the Noble International Ltd Board of Directors since 1999. Previously, Mr. Behrman served as a Managing Director in the U.S. Operations Division of Trade.com Global Markets, Inc., an international financial services firm, and as the Head of Corporate Finance for its predecessor, BlueStone Capital Partners, LP., an investment banking firm. While employed by Global Markets, Mr. Behrman also held the title of Executive Vice President of Trade.com Online Securities, Inc., a wholly-owned subsidiary of Global Markets, from January 2001 to August 2001. In October 2001, a petition for voluntary bankruptcy was filed by Trade.com Online Securities, Inc. in the U.S. Bankruptcy Court for the Southern District of New York. Mr. Behrman holds a B.S./B.A. from The State University of New York at Binghamton and a M.B.A. from Hofstra University.

Donald J. Spence has been a Director of the Company since our inception. Mr. Spence is currently the President of the Home Health Care division of Respironics, Inc., a manufacturer of home health care solutions. From 2001 to 2004, Mr. Spence served as President, Chief Executive Officer and previously Executive Vice President at GKNK Sinter Metals and GKN Automotive, divisions of GKN plc., a worldwide technology engineering company. From 1998 to 2001, Mr. Spence served as Senior Vice President of Global Sales and Marketing for GKNK Sinter Metals. Mr. Spence served as President of Datex-Ohmeda, Inc. from 1997 to 1998. Datex-Ohmeda is a supplier of anesthesia and critical care solutions. From 1988 to 1997, Mr. Spence served in a number of positions with Datex-Ohmeda, including Vice President of Global Marketing. From 1981 to 1988, Mr. Spence served in a variety of finance and strategic planning positions with such companies as Ford Motor Co., Gelman Science, Inc., Airco Carbon, and BOC Group plc. Mr. Spence holds a B.A. from Michigan State University and a M.A. from Central Michigan University.

Our Board of Directors has seven Directors and is divided into three classes with only one class of Directors being elected in each year and each class serving a three-year term. The term of office of the first class of Directors, consisting of Donald J. Spence and Mark T. Behrman, will expire at our first annual meeting of stockholders. The term of office of the second class of Directors, consisting of Frederick L. Hubacker and Lee M. Canaan, will expire at the second annual meeting. The term of office of the third class of Directors, consisting of Robert J. Skandalaris, Michael C. Azar and David J. Langevin, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our Directors have extensive experience acting as managing Directors of private equity funds that invested their funds in, or acquired control of, private companies.

We do not have an audit committee. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues. Accordingly, our board of directors approves all audit services and associated fees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our Directors, Executive Officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.

Based solely upon a review of copies of such forms received, or written representations from certain Reporting Persons, we believe that, during the fiscal year ended December 31, 2005, there were two Directors, Officers or beneficial owners of more than ten (10) percent of our common stock who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, as follows:

•	Robert J. Skandalaris, an Officer and Director of the Company, failed to file three Form 4s in a timely manner, relating to his purchase of the Company’s Warrants; and

•	Michael C. Azar, an Officer and Director of the Company, failed to file three Form 4s in a timely manner, relating to his purchases of the Company’s Warrants.

Item 10. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing July 12, 2005 and ending upon the acquisition of a target business, we will pay Quantum Value Management, LLC, an affiliate of Robert J Skandalaris, Michael C. Azar, and Patrick T. Flynn, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Skandalaris, Azar, & Flynn with compensation in lieu of salary. Other than this $7,500 per month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our initial stockholders for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2006 by:

•	each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

•	each of our executive Officers and Directors; and

•	all our executive Officers and Directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 30, 2006, 10,575,166 shares of our common stock were issued and outstanding.

Title of Class	Name & Address of Beneficial Owner[1]	Amount & Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Common	Robert J. Skandalaris	1,300,000	[2]	12.3%
Common	Michael C. Azar	780,000	[3]	7.4%
Common	Greywolf Capital Management, LP	700,000		7.0%[4]
Common	Amaranth LLC	641,000		6.1%
Common	David J. Langevin	180,000		1.7%
Common	Frederick L. Hubacker	20,000		0.2%
Common	Lee M. Canaan	20,000		0.2%
Common	Mark T. Behrman	20,000		0.2%
Common	Donald J. Spence	20,000		0.2%
Common	Patrick T. Flynn	0	5 6	0.0%
Common	All Directors and Executive Officers as a Group	2,000,000		18.9%

[1]	Unless otherwise indicated, the business address of each of the individuals is 33 Bloomfield Hills Parkway Suite 240, Bloomfield Hills, MI 48304.
[2]	Includes 360,000 shares of common stock held by KrisLee & Associates, LLC. Mr. Skandalaris is the managing member of KrisLee & Associates, LLC. Also includes 340,000 shares of common stock held by QVM Oakmont Services, LLC. Mr. Skandalaris is a managing member of QVM Oakmont Services LLC. QVM Oakmont Services LLC may distribute its shares to its members at a later date. To the extent such shares are not distributed to its members, they will be retained by QVM Oakmont Services LLC.
[3]	Includes 360,000 shares of common stock held by QVM Oakmont Services, LLC. Mr. Azar is a managing member of QVM Oakmont Services LLC. QVM Oakmont Services LLC may distribute its shares to its members at a later date. To the extent such shares are not distributed to its members, they will be retained by QVM Oakmont Services LLC.
[4]	As reported in a Schedule 13(D) filed on July 22, 2005, the group of Greywolf Capital Partners II LP (having a beneficial ownership of 140,000 shares of common stock, or 1.4% of the outstanding common stock), Greywolf Capital Overseas Fund (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), Greywolf Capital Advisors LLC (having a beneficial ownership of 140,000 shares of common stock, or 1.4% of the outstanding common stock), Greywolf Capital Management LP (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), Greywolf GP LLC (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), and Jonathan Savitz (having a beneficial ownership of 700,000 shares of common stock, or 7.0% of the outstanding common stock) collectively have a beneficial ownership of 700,000 shares of common stock, or 7.0% of the outstanding common stock.
[5]	As reported in a Schedule 13(G) filed on November 17, 2005.
[6]	Does not include any shares held by QVM Oakmont Services LLC, of which such person or entity is a current member.

All of the shares of our common stock owned by the initial shareholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Item 12. Certain Relationships and Related Transactions.

In April 2005, we issued 2,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0125 per share as follows:

Name	Number of Shares	Relationship to Us
Robert J. Skandalaris (1)(2)(3)	1,152,000	Chairman & Chief Executive Officer
Michael C. Azar (2)(3)	587,547	President, Secretary & Director
David J. Langevin	180,000	Director
Frederick L. Hubacker	20,000	Director
Lee M. Canaan	20,000	Director
Mark T. Behrman	20,000	Director
Donald J. Spence	20,000	Director

(1)	On April 18, 2005, Robert J. Skandalaris contributed 360,000 shares of our common stock to KrisLee & Associates, LLC, a limited liability company whose members include Robert J. Skandalaris and his children. Mr. Skandalaris retained 792,453 shares of our common stock.
(2)	On April 27, 2005, Robert J. Skandalaris and Michael C. Azar contributed an aggregate of 340,000 shares of our common stock to QVM Oakmont Services LLC. Robert J. Skandalaris contributed 192,453 shares of common stock to QVM Oakmont Services LLC, and retained 600,000 shares of common stock. Michael C. Azar contributed 147,547 shares of common stock to QVM Oakmont Services LLC, and retained 440,000 shares of common stock.
(3)	On July 7, 2005, Robert J. Skandalaris and Michael C. Azar contributed an aggregate amount of 20,000 shares of our common stock to QVM Oakmont Services LLC. Robert J. Skandalaris contributed 15,000 shares of common stock to QVM Oakmont Services LLC, and retained 585,000 shares of common stock. Michael C. Azar contributed 5,000 shares of common stock to QVM Oakmont Services LLC, and retained 435,000 shares of common stock.

Pursuant to an escrow agreement between us, our initial stockholders and Continental Stock Transfer & Trust Company, all of the initial stockholders shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	three years from the date of the Offering;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the initial stockholders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the initial stockholders pursuant to which the holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back”

registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our initial stockholders also entered into a letter agreement with us and Morgan Joseph & Co. pursuant to which, among other things:

•	each agreed to vote all shares initially owned by him in accordance with the majority of the holders of our shares of common stock sold in our initial public offering if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by January 18, 2007 (or by July 18, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his initial shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an Officer or Director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to Morgan Joseph & Co. that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Quantum Value Management LLC, an affiliate of Robert J. Skandalaris, Michael C. Azar and Patrick T. Flynn, has agreed that commencing July 12, 2005 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Quantum Value Management, LLC $7,500 per month for these services. As of December 31, 2005, we have paid Quantum Value Management, LLC $42,097.

Robert J. Skandalaris and Michael C. Azar advanced an aggregate of $75,000 to us to cover expenses related to the Offering. The loan was payable without interest and the loan was repaid following our initial public offering from the proceeds of the Offering.

We have and will reimburse our Officers and Directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our Officers and Directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, Officers or Directors who owned our common stock prior to the Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Robert J. Skandalaris and Michael C. Azar may be deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

All ongoing and future transactions between us and any of our Officers and Directors or their respective affiliates, including loans by our Officers and Directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our Board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to Morgan Joseph & Co. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. and Robert J. Skandalaris (1)

10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. and Michael C. Azar (1)

10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. and QVM Oakmont Services, LLC (1)

10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. and Frederick L. Hubacker (1)

10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. and Lee M. Canaan (1)

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. and KrisLee & Associates, LLC (1)

10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. and Mark T. Behrman (1)

10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. and Donald J. Spence (1)

10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. and Patrick T. Flynn (1)

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Initial Stockholders. (1)

10.12	Form of Letter Agreement between Quantum Value Management, LLC and Registrant Regarding administrative support. (1).

10.13	Promissory Note, dated April 14, 2005, in the principal amount of $37,500 issued to Robert J. Skandalaris. (1)

10.14	Promissory Note, dated April 14, 2005, in the principal amount of $37,500 issued to Michael C. Azar. (1)

10.15	Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.16	Form of Warrant Purchase Agreement among each of Robert J. Skandalaris and Michael C. Azar and Morgan Joseph & Co. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-124621).

(b) Reports on Form 8-K.

The Company filed a Form 8-K with the Securities and Exchange Commission on July 18, 2005 regarding the first closing of our initial public offering of 8,000,000 Units. Audited financial statements as of July 18, 2005 were included in such Form 8-K. On July 26, 2005, the Company filed a Form 8-K to report the closing of 575,166 units issued upon exercise of the underwriters’ over-allotment option.

Item 14. Principal Accountant Fees and Services.

The firm of Goldstein, Golub, Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

We paid or expect to pay $40,000 in connection with the initial public offering, $8,000 in connection with the June and September 10-QSB filings and $15,000 in connection with the year end audit and 10-KSB.

Tax Fees

During 2005, neither TBS nor RSM rendered services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKMONT ACQUISITION CORPORATION

By:	/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date:	March 31, 2006

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date: March 31, 2006

/s/ Michael C. Azar
Michael C. Azar
President, Secretary & Director
Date: March 31, 2006

/s/ Patrick T. Flynn
Patrick T. Flynn
Chief Financial Officer & Principal Accounting Officer
Date: March 31, 2006

/s/ David J. Langevin
David J. Langevin
Director
Date: March 31, 2006

/s/ Frederick L. Hubacker
Frederick L. Hubacker
Director
Date: March 31, 2006

/s/ Lee M. Canaan
Lee M. Canaan
Director
Date: March 31, 2006

/s/ Mark T. Behrman
Mark T. Behrman
Director
Date: March 31, 2006

/s/ Donald J. Spence
Donald J. Spence
Director
Date: March 31, 2006