Form 10KSB/A
period 2005-12-31
Oakmont Acquisition Corp.
filed 2006-04-04
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10KSB/A (the “Annual Report”) for the fiscal year ended December 31, 2005 to correct a scrivener’s error. This Amendment No. 1 on Form 10KSB/A amends and restates in its entirety our Annual Report on Form 10KSB for the year ended December 31, 2005.

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

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although we expect that Robert J. Skandalaris and Michael C. Azar, and perhaps others, would remain with the target business by serving in the capacity of an Officer or Director of such business for a period of 12 to 18 months, or longer, following a business combination, they are not currently obliged to do so.

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

Our Officers and Directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Robert Skandalaris and Michael Azar, our Executive Officers, are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If Messrs. Skandalaris and Azar’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

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

Item 2. Description of Property.

We maintain our executive offices at 33 Bloomfield Hills Parkway, Suite 240, Bloomfield Hills, Michigan 48304. The cost for this space is included in the $7,500 per-month fee Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris, Azar and Langevin, our Chief Executive Officer, President and Director, respectively, charges us for general and administrative services pursuant to a letter agreement. We believe, based on rents and fees for similar services in the Detroit metropolitan area, that the fee charged by Quantum Value Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

We are obligated, commencing July 12, 2005, to pay to Quantum Value Management, LLC, an affiliate of Robert J. Skandalaris and Michael C. Azar, a monthly fee of $7,500 for general and administrative services. In addition, on April 15, 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us, on a non-interest bearing basis, for payment on our behalf of offering expenses. This loan was repaid following our initial public offering out of the proceeds of the Offering.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current Directors and Executive Officers are as follows:

Name	Age	Position
Robert J. Skandalaris	53	Chairman & Chief Executive Officer
Michael C. Azar	42	President, Principal Accounting Officer, Secretary & Director
David J. Langevin	55	Director
Frederick L. Hubacker	61	Director
Lee M. Canaan	47	Director
Mark T. Behrman	43	Director
Donald J. Spence	52	Director

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

Michael C. Azar has been our President, Principal Accounting Officer, Secretary and a Director since our inception. Mr. Azar is currently a Managing Director and Principal of Quantum Value Management, LLC, the general partner of Quantum Value Partners, LP, a private equity fund. Mr. Azar has served as Vice President and General Counsel for Noble International, Ltd. since 1996. He also served as a member of Noble’s

Board of Directors from December 1996 until November 1997. Mr. Azar is also an executive officer of Veri-Tek International, Corp., a publicly traded specialty machine tool manufacturer. Prior to joining Noble, Mr. Azar was employed as General Counsel to River Capital, Inc., an investment banking firm, from January through November 1996. From 1988 to 1995, Mr. Azar practiced law with the firm of Mason, Steinhardt, Jacobs and Perlman in Southfield, Michigan. Mr. Azar holds a B.A. from Kalamazoo College and a J.D. from the University of Detroit.

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

Item 10. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing July 12, 2005 and ending upon the acquisition of a target business, we will pay Quantum Value Management, LLC, an affiliate of Robert J Skandalaris and Michael C. Azar, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Skandalaris and Azar, with compensation in lieu of salary. Other than this $7,500 per month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our initial stockholders for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Title of Class	Name & Address of Beneficial Owner[1]	Amount & Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Common	Robert J. Skandalaris	1,300,000	[2]	12.3%
Common	Michael C. Azar	780,000	[3]	7.4%
Common	Greywolf Capital Management, LP	700,000		7.0%[4]
Common	Amaranth LLC	641,000		6.1%[5]
Common	David J. Langevin	180,000		1.7%
Common	Frederick L. Hubacker	20,000		0.2%
Common	Lee M. Canaan	20,000		0.2%
Common	Mark T. Behrman	20,000		0.2%
Common	Donald J. Spence	20,000		0.2%
Common	Patrick T. Flynn	0	[6]	0.0%
Common	All Directors and Executive Officers as a Group	2,000,000		18.9%

[1]	Unless otherwise indicated, the business address of each of the individuals is 33 Bloomfield Hills Parkway Suite 240, Bloomfield Hills, MI 48304.
[2]	Includes 360,000 shares of common stock held by KrisLee & Associates, LLC. Mr. Skandalaris is the managing member of KrisLee & Associates, LLC. Also includes 340,000 shares of common stock held by QVM Oakmont Services, LLC. Mr. Skandalaris is a managing member of QVM Oakmont Services LLC. QVM Oakmont Services LLC may distribute its shares to its members at a later date. To the extent such shares are not distributed to its members, they will be retained by QVM Oakmont Services LLC.
[3]	Includes 360,000 shares of common stock held by QVM Oakmont Services, LLC. Mr. Azar is a managing member of QVM Oakmont Services LLC. QVM Oakmont Services LLC may distribute its shares to its members at a later date. To the extent such shares are not distributed to its members, they will be retained by QVM Oakmont Services LLC.
[4]	As reported in a Schedule 13(D) filed on July 22, 2005, the group of Greywolf Capital Partners II LP (having a beneficial ownership of 140,000 shares of common stock, or 1.4% of the outstanding common stock), Greywolf Capital Overseas Fund (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), Greywolf Capital Advisors LLC (having a beneficial ownership of 140,000 shares of common stock, or 1.4% of the outstanding common stock), Greywolf Capital Management LP (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), Greywolf GP LLC (having a beneficial ownership of 560,000 shares of common stock, or 5.6% of the outstanding common stock), and Jonathan Savitz (having a beneficial ownership of 700,000 shares of common stock, or 7.0% of the outstanding common stock) collectively have a beneficial ownership of 700,000 shares of common stock, or 7.0% of the outstanding common stock.
[5]	As reported in a Schedule 13(G) filed on November 17, 2005.
[6]	Does not include any shares held by QVM Oakmont Services LLC, of which such person or entity is a current member.

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

Quantum Value Management LLC, an affiliate of Robert J. Skandalaris and Michael C. Azar, has agreed that commencing July 12, 2005 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Quantum Value Management, LLC $7,500 per month for these services. As of December 31, 2005, we have paid Quantum Value Management, LLC $42,097.

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

OAKMONT ACQUISITION CORPORATION

By:	/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date:	April 4, 2006

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date: April 4, 2006

/s/ Michael C. Azar
Michael C. Azar
President, Principal Accounting Officer, Secretary & Director
Date: April 4, 2006

/s/ David J. Langevin
David J. Langevin
Director
Date: April 4, 2006

/s/ Frederick L. Hubacker
Frederick L. Hubacker
Director
Date: April 4, 2006

/s/ Lee M. Canaan
Lee M. Canaan
Director
Date: April 4, 2006

/s/ Mark T. Behrman
Mark T. Behrman
Director
Date: April 4, 2006

/s/ Donald J. Spence
Donald J. Spence
Director
Date: April 4, 2006