Form 10QSB
period 2006-03-31
Oakmont Acquisition Corp.
filed 2006-05-15
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 11, 2006, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒    No  ☐

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

March 31, 2006 (Unaudited)
ASSETS
Current assets:
Cash	$579,045
Cash held in trust fund (Note 2)	47,558,381
Prepaid expenses	13,208

Total current assets	$48,150,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,152
Accrued federal taxes	484
Accrued franchise taxes	11,656
Deferred trust income	241,670

Total current liabilities	305,962

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 2)	9,265,251

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058
Additional paid-in-capital	38,119,599
Accumulated earnings during development stage	458,765

Total stockholders’ equity	38,579,422

Total liabilities and stockholders’ equity	$48,150,634

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2006 (Unaudited)	Period from April 15, 2005 (inception) to March 31, 2006 (Unaudited)
Income:
Interest Income	$381,864	$967,285

Expenses:
Professional Fees	55,523	92,943
Franchise and capital taxes	11,681	40,820
Business meals, travel, entertainment	7,870	9,452
Rent and office	23,247	65,344
Insurance	10,000	30,000
Other formation and operating costs	2,710	29,476

Total Expenses	111,031	268,035

Income before taxes	270,833	699,250

Provision for income taxes	92,083	240,485

Net income	$178,750	$458,765

Earnings per share - basic and diluted	$0.02	$0.06

Weighted average shares outstanding - basic and diluted	10,575,166	8,258,975

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASHFLOWS

	January 1, 2006 to March 31, 2006	April 15, 2005 (inception) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$178,750	$458,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(477,270)	(1,208,955)
Increases (Decreases) in capital taxes payable	(17,483)	11,656
Increase (Decrease) in income taxes payable	(147,918)	484
Increase in deferred interest	95,406	241,670
Increase (Decrease) in prepaid expenses	12,752	(13,207)
Increase in accounts payable and accrued expenses	39,952	52,151

Net cash used by operating activities	(315,811)	(457,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	—	(46,349,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	—	51,450,996
Proceeds from notes payable, stockholders	—	75,000
Repayment of notes payable, stockholders	—	(75,000)
Proceeds from sale of shares of common stock	—	25,000
Proceeds from issuance of option	—	100
Costs of the public offering	—	(4,090,189)

Net cash provided by financing activities	—	47,385,907

Net increase (decrease) in cash	$(315,811)	$579,045

Cash at beginning of period	894,856	—

Cash at end of period	$579,045	$579,045

See notes to condensed financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in- Capital	Earnings accumulated during the development stage	Total
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000

Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258

					—

Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)

					—

Proceeds from issuance of option			100		100

					—

Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549

Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)

Retained earnings				280,015	280,015

Balance, December 31, 2005	10,575,166	1,058	38,119,599	280,015	38,400,672
Net income for the period	—	—	—	178,750	178,750

Balance, March 31, 2006	10,575,166	$1,058	$38,119,599	$458,765	$38,579,422

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements at March 31, 2006 and for the three months ended March 31, 2006, and for the period from April 15, 2005 (inception) to March 31, 2006 are unaudited and include the accounts of Oakmont Acquisition Corporation (a corporation in the development stage) (“the Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006. The Company commenced operations effective April 15, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2. ORGANIZATION, BUSINESS OPERATIONS, AND SUBSEQUENT EVENTS

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

All activity from April 15, 2005 (inception) through March 31, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities which are recorded at their market value of $47,558,381 at March 31, 2006. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued in the Offering as discussed in Note 3).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. INITIAL PUBLIC OFFERING

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

In connection with the Offering, the Company also issued an option to the underwriters, for $100, to purchase up to a total of 720,000 Units. The Units issuable upon exercise of this option are identical to those offered by the prospectus, except that each of the Warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $5.70. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the offering and expiring five years from the date of the offering. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

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

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended March 31, 2006 includes $23,247 of expense related to this agreement. In addition, this affiliate processes the payroll for an individual hired to conduct legal and financial due diligence on prospective target businesses. During the period, the Company reimbursed the affiliate $20,364 for payroll and payroll related expenses paid on its behalf.

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

The Company has paid the fees and issued the securities to the underwriters in the Offering as described in Note 3 above.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,150,332 outstanding warrants, issued in connection with the Offering described in Note 3 has not been considered in diluted earnings per share since the warrants are contingently exercisable. The effect of the 720,000 Units included in the underwriter’s purchase option, as described in Note 3, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At March 31, 2006 the Company’s balance in its checking account exceeded the FDIC insurable limit.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For income tax purposes, the Company records income and expenses on a cash basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

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

Commencing on July 12, 2005 and ending upon the acquisition of a target business, we began incurring a fee from Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris and Azar, and David Langevin, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Bloomfield Hills, MI. In addition, in April 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Net income of $178,750 reported for the quarter ended March 31, 2006 consists primarily of $55,523 for professional fees, 11,681 for franchise and capital taxes, $7,870 for business meals, travel and entertainment expenses, $23,247 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $2,710 for formation and operating costs, and $92,083 for federal income taxes. Interest on the trust fund investment was $381,864, excluding $95,406 of deferred interest.

Net income of $468,765 reported for the period from April 15, 2005 (inception) to March 31, 2006 consists primarily of $92,943 for professional fees, $40,820 for franchise and capital taxes, $9,452 for business meals, travel and entertainment expenses, $65,344 for rent and office expenses, $30,000 for director and officer liability insurance expenses, $29,476 for formation and operating costs, and $240,485 for federal income taxes. Interest on the trust fund investment was $967,285, excluding $241,670 of deferred interest.

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

(b) There were no reports on Form 8-K filed during the three month period ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar
President, Secretary, Chief Accounting Officer and Director

EXHIBIT INDEX

Number	Description

(a) Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO