Form 10QSB
period 2006-06-30
Oakmont Acquisition Corp.
filed 2006-08-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 14, 2006, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

PART 1. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets:
Cash	$450,934	$894,856
Cash held in trust fund (Note 2)	48,104,519	47,081,111
Prepaid expenses	32,291	25,959

Total current assets	$48,587,744	$48,001,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,216	$12,199
Accrued federal taxes	118,565	148,402
Accrued franchise taxes	9,107	29,139
Deferred trust income	350,843	146,264

Total current liabilities	521,731	336,004

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 2)	9,265,250	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058	1,058
Additional paid-in-capital	38,119,599	38,119,599
Accumulated earnings during development stage	680,106	280,015

Total stockholders’ equity	38,800,763	38,400,672

Total liabilities and stockholders’ equity	$48,587,744	$48,001,926

See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to June 30, 2006	For the Three Months Ended June 30, 2006	Period from April 15, 2005 (inception) to June 30, 2005	For the Six Months Ended June 30, 2006	For the period from April 15, 2005 (inception) to June 30, 2005
Income:
Interest Income	$1,404,250	$436,965	$—	$818,829	$—

Expenses:
Professional Fees	141,883	48,939		104,463
Franchise and capital taxes	49,927	9,107		20,787
Business meals, travel, entertainment	9,452			7,870
Rent and office	87,843	22,500		45,746
Insurance	40,000	10,000		20,000
Other formation and operating costs	36,475	6,998	879	9,709	879

Total Expenses	365,580	97,544	879	208,575	879

Income before taxes	1,038,670	339,421	(879)	610,254	(879)

Provision for income taxes	358,565	118,081	—	210,163	—

Net income	$680,105	$221,340	$(879)	$400,091	$(879)

Earnings per share - basic and diluted	$0.07	$0.02	$(0.00)	$0.04	$(0.00)

Weighted average shares outstanding - basic and diluted	9,073,883	10,575,166	2,000,000	10,575,166	2,000,000

Some of the expenses for the period April 15, 2005 (inception) to June 30, 2006, have been reclassified to correspond with current account groupings.

See notes to condensed financial statements

CONDENSED STATEMENT OF CASHFLOWS

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASHFLOWS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to June 30, 2006	For the Three Months Ended June 30, 2006	Period from April 15, 2005 (inception) to June 30, 2005	For the Six Months Ended June 30, 2006	For the period from April 15, 2005 (inception) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$680,105	$221,340	$(879)	$400,091	$(879)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(1,755,093)	(546,138)	—	(1,023,408)	—
Increases (Decreases) in capital taxes payable	9,107	(2,549)	—	(20,032)	—
Increase (Decrease) in income taxes payable	118,565	118,081	—	(29,837)	—
Increase in deferred interest	350,843	109,173	—	204,579	—
Increase (Decrease) in prepaid expenses	(32,290)	(19,082)	—	(6,332)	—
Increase in accounts payable and accrued expenses	43,217	(8,936)	879	31,017	879

Net cash used by operating activities	(585,546)	(128,111)	—	(443,922)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)	—

	(46,349,426)	—	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,995
Proceeds from notes payable, stockholders	75,000		75,000		75,000
Repayment of notes payable, stockholders	(75,000)
Proceeds from sale of shares of common stock	25,000		25,000		25,000
Proceeds from issuance of option	100
Costs of the public offering	(4,090,189)		(66,612)		(66,612)

Net cash provided by financing activities	47,385,906	—	33,388	—	33,388

Net increase (decrease) in cash	$450,934	$(128,111)	$33,388	$(443,922)	$33,388

Cash at beginning of period	—	579,045	—	894,856	—

Cash at end of period	$450,934	$450,934	$33,388	$450,934	$33,388

Supplemental schedule of non-cash financing activities:
Accrual of costs of the public offering			$140,544

See notes to condensed financial statements

STATEMENT OF STOCKHOLDERS ‘ EQUITY

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000

Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258
					—
Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)
					—
Proceeds from issuance of option			100		100
					—
Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549

Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)

Retained Earnings				458,766	458,766

Balance, March 31, 2006	10,575,166	1,058	38,119,599	458,766	38,579,423

Net income for the period				221,340	221,340

Balance, June 30, 2006	10,575,166	$1,058	$38,119,599	$680,106	$38,800,763

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements at June 30, 2006 and for the three months ended June 30, 2006 and for the six months ended June 30, 2006 are unaudited and include the accounts of Oakmont Acquisition Corporation (a corporation in the development stage) (“the Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three months ended June 30, 2006 and for the six months ended June 30, 2006. The Company commenced operations effective April 15, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The financial information presented should be read in conjunction with the audited financial statements and related notes as of December 31, 2005 and for the period from inception, April 15, 2005, to December 31, 2005, in the Company’s annual report on Form 10-KSB for the year then ended.

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

All activity from April 15, 2005 (inception) through June 30, 2006 relates to the Company’s formation and initial public offering is described below. The Company has selected December 31 as its fiscal year-end. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities. This amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as trading securities which are recorded at their market value of $48,104,519 at June 30, 2006. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the three (3) month period ended June 30, 2006 includes $22,500 of expense related to this agreement. In addition, this affiliate processes the payroll for an individual hired to conduct legal and financial due diligence on prospective target businesses. During the period, the Company reimbursed the affiliate $17,974 for payroll and payroll related expenses paid on its behalf.

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

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At June 30, 2006, the Company’s balance in its checking account exceeded the FDIC insurable limit.

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

5. PROPOSED ACQUISITION

On July 28, 2006, the Company entered into a definitive Agreement with One Source Equipment Rentals, LLC, One Source Equipment Rentals of Lafayette, LLC, One Source Equipment Rentals of Dayton, LLC, One Source Equipment Rentals of Morton, LLC, One Source Equipment Rentals of Decatur, LLC, One Source Equipment Rentals of Granite City, LLC, and One Source Equipment Rentals, LLC, Members, providing for the purchase by the Company from One Source of substantially all of the operating assets of One Source for total consideration of approximately $38m, consisting of $16.0m in cash, with an option to convert this before closing into shares of common stock of Oakmont Acquisition Corporation and a subordinated note in the amount of $1.2m, subject to adjustment based on certain conditions. Oakmont will also assume approximately $22m of indebtedness of One Source. The acquisition is subject to the approval of the Company’s shareholders and certain other conditions, including that the acquisition cannot proceed if holders of 20% or more of the Company’s common stock vote against the acquisition and demand that their shares of common stock of the Company be converted to cash.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated August 1, 2006 and filed with the Securities and Exchange Commission on August 1, 2006.

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

On July 18, 2005 we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and two warrants. On July 26, 2005, we consummated the closing of an additional 575,166 Units that were subject to the over-allotment option. Gross proceeds from our initial public offering were approximately $51,451,000. We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 18, 2007, assuming that a business combination is not consummated during that time. From July 18, 2005 through July 18, 2007, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $250,000 for expenses for the due diligence and investigation of a target business, $180,000 for the administrative fee payable to Quantum Value Management, LLC ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $190,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $80,000 (through July 6, 2007) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. As at June 30, 2006, we had cash of approximately $450,934.

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

Net income of $221,340 reported for the quarter ended June 30, 2006 consists primarily of $48,939 for professional fees, $9,107 for franchise and capital taxes, $22,500 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $6,998 for formation and operating costs, and $118,081 for federal income taxes. Interest on the trust fund investment was $436,965, excluding $109,173 of deferred interest.

Net income of $400,091 reported for the six (6) month period to June 30, 2006 consists primarily of $104,463 for professional fees, $20,787 for franchise and capital taxes, $7,870 for business meals, travel and entertainment expenses, $45,746 for rent and office expenses, $20,000 for director and officer liability insurance expenses, $9,709 for formation and operating costs, and $210,163 for federal income taxes. Interest on the trust fund investment was $818,829, excluding $204,579 of deferred interest.

Net income of $680,105 reported for the period since inception to June 30, 2006 consists primarily of $141,883 for professional fees, $49,927 for franchise and capital taxes, $9,452 for business meals, travel and entertainment expenses, $87,843 for rent and office expenses, $40,000 for director and officer liability insurance expenses, $36,475 for formation and operating costs, and $358,565 for federal income taxes. Interest on the trust fund investment was $1,404,250, excluding $350,843 of deferred interest.

Recent Developments:

On July 28, 2006, the Company entered into a definitive Agreement with One Source Equipment Rentals, LLC, One Source Equipment Rentals of Lafayette, LLC, One Source Equipment Rentals of Dayton, LLC, One Source Equipment Rentals of Morton, LLC, One Source Equipment Rentals of Decatur, LLC, One Source Equipment Rentals of Granite City, LLC, and One Source Equipment Rentals, LLC, Members, providing for the purchase by the Company from One Source of substantially all of the operating assets of One Source for total consideration of approximately $38m, consisting of $16.0m in cash, with an option to convert this before closing into shares of common stock of Oakmont Acquisition Corporation and a subordinated note in the amount of $1.2m, subject to adjustment based on certain conditions. Oakmont will also assume approximately $22m of indebtedness of One Source. The acquisition is subject to the approval of the Company’s shareholders and certain other conditions, including that the acquisition cannot proceed if holders of 20% or more of the Company’s common stock vote against the acquisition and demand that their shares of common stock of the Company be converted to cash.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated August 1, 2006 and filed with the Securities and Exchange Commission on August 1, 2006.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

(b)	There were no reports on Form 8-K filed during the three month period ended June 30, 2006.

(c)	Form 8-K filed on August 1, 2006 concerning the entry into a Material Definitive Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar
President, Secretary, Chief Accounting Officer and Director

EXHIBIT INDEX

Number	Description
(a) Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO