Form 10QSB
period 2006-09-30
Oakmont Acquisition Corp.
filed 2006-11-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 14, 2006, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

PART 1. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$265,629	$894,856
Cash held in trust fund (Note 2)	48,613,026	47,081,111
Prepaid expenses	290,068	25,959

Total current assets	$49,168,723	$48,001,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$175,483	$12,199
Accrued federal taxes	221,896	148,402
Accrued franchise taxes	13,641	29,139
Deferred trust income	452,494	146,264

Total current liabilites	863,514	336,004

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 2)	9,265,250	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 35,000,000 shares Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058	1,058
Additional paid-in-capital	38,119,599	38,119,599
Accumulated earnings during development stage	919,302	280,015

Total stockholders’ equity	39,039,959	38,400,672

Total liabilities and stockholders’ equity	$49,168,723	$48,001,926

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to September 30, 2006	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the period from April 15, 2005 (inception) to September 30, 2005
Income:
Interest Income	$1,811,106	$406,856	$261,525	$1,225,685	$261,525

Expenses:
Professional Fees	174,556	12,688	10,073	117,151	10,073
Franchise and capital taxes	60,289	10,362	18,756	31,150	18,756
Business meals, travel, entertainment	11,648	—	1,582	7,870	1,582
Rent and office	95,663	7,613	19,597	53,359	19,597
Insurance	50,000	10,000	10,000	30,000	10,000
Other formation and operating costs	21,917	7,831	1,795	17,540	2,673

Total Expenses	414,073	48,494	61,803	257,070	62,681

Income before taxes	1,397,033	358,362	199,722	968,615	198,844

Provision for income taxes	477,731	119,166	60,799	329,329	60,799

Net income	$919,302	$239,196	$138,923	$639,286	$138,045

Earnings per share - basic and diluted	$0.10	$0.02	$0.02	$0.06	$0.02

Weighted average shares outstanding - basic and diluted	9,054,215	10,575,166	8,847,402	10,575,166	5,749,768

Various expenses for the period April 15, 2005 (inception) to September 30, 2006, have been reclassified to correspond with current account groupings.

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASHFLOWS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to September 30, 2006	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the period from April 15, 2005 (inception) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$919,302	$239,196	$138,923	$639,286	$138,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(2,263,600)	(508,507)	(326,866)	(1,531,915)	(326,866)
Increases (Decreases) in capital taxes payable	13,642	4,535	—	(15,497)	—
Increase (Decrease) in income taxes payable	221,896	103,331	60,799	73,494	60,799
Increase in deferred interest	452,494	101,650	65,340	306,230	65,340
(Increase) Decrease in prepaid expenses	(290,068)	(257,778)	(38,710)	(264,109)	(38,710)
Increase in accounts payable and accrued expenses	175,483	132,268	26,043	163,284	26,921

Net cash used by operating activities	(770,851)	(185,305)	(74,471)	(629,227)	(74,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)	—	(46,349,426)	—	(46,349,426)

	(46,349,426)	—	(46,349,426)	—	(46,349,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,995	—	51,450,995	—	51,450,995
Proceeds from notes payable, stockholders	75,000	—	75,000	—	75,000
Repayment of notes payable, stockholders	(75,000)	—	(75,000)	—	(75,000)
Proceeds from sale of shares of common stock	25,000	—	25,000	—	25,000
Proceeds from issuance of option	100	—	100	—	100
Costs of the public offering	(4,090,189)	—	(4,090,189)	—	(4,090,189)

Net cash provided by financing activities	47,385,906	—	47,385,906	—	47,385,906

Net increase (decrease) in cash	$265,629	$(185,305)	$962,009	$(629,227)	$962,009

Cash at beginning of period	—	450,934	—	894,856	—

Cash at end of period	$265,629	$265,629	$962,009	$265,629	$962,009

Supplemental schedule of non-cash financing activities:
Accrual of costs of the public offering			$140,544

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000
Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258
					—
Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)
					—
Proceeds from issuance of option			100		100
					—
Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549
Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)
Retained Earnings				680,106	680,106

Balance, June 30, 2006	10,575,166	1,058	38,119,599	680,106	38,800,763
Net income for the period				239,196	239,196

Balance, September 30, 2006	10,575,166	$1,058	$38,119,599	$919,302	$39,039,959

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements at September 30, 2006 and for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 are un-audited and include the accounts of Oakmont Acquisition Corporation (a corporation in the development stage) (the “Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three months ended September 30, 2006 and for the nine months ended September 30, 2006. The Company commenced operations effective April 15, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The financial information presented should be read in conjunction with the audited financial statements and related notes as of December 31, 2005 and for the period from inception, April 15, 2005, to December 31, 2005, in the Company’s annual report on Form 10-KSB for the year then ended.

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

All activity from April 15, 2005 (inception) through September 30, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, and/or in any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940. At September 30, 2006, the value of the Trust Fund account amounted to approximately $48,613,026. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheet and 19.99% of the related interest earned has been recorded as deferred interest.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued in the Offering as discussed in Note 3).

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

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the three (3) month period ended September 30, 2006 includes $7,500 of expense related to this agreement for the month of July, following which the agreement has been suspended, and therefore no charge has or will be made for August and September. The Company utilizes financial and advisory consulting services from Andrew M. Rooke, who was appointed a director of the Company in August, 2006. The statements of operations for the three (3) month period ended September 30, 2006 includes $68,611 of expense related to this agreement.

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

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At September 30, 2006, the Company’s balance in its checking account exceeded the FDIC insurable limit.

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

5. PROPOSED ACQUISITION

On July 28, 2006, the Company entered into a definitive Agreement with One Source Equipment Rentals, LLC, One Source Equipment Rentals of Lafayette, LLC, One Source Equipment Rentals of Dayton, LLC, One Source Equipment Rentals of Morton, LLC, One Source Equipment Rentals of Decatur, LLC, One Source Equipment Rentals of Granite City, LLC, and One Source Equipment Rentals, LLC, Members. Pursuant to the Purchase Agreement, Oakmont will acquire all of the assets and will assume certain liabilities of Sellers for an aggregate purchase price of $17.2 million. Oakmont will assume approximately $24.0 million of indebtedness of One Source, consisting of approximately $22.7 million of capital leases, a $500,000 bank line of credit, an approximately $805,000 term note. Of the $17.2 million purchase price, $1.2 million will be delivered by Oakmont in the form of a subordinated note in favor of Sellers, with the remainder delivered in cash. In lieu of receiving the cash consideration, each Seller shall have the option to elect to receive shares of Oakmont common stock that will be “restricted securities” subject to certain resale restrictions under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The amount of such stock consideration shall be calculated by dividing the cash consideration by the closing price as quoted on the OTCBB of the common stock on the close of business on the day prior to the closing date of the acquisition, provided, however, no fractional shares of common stock shall be issued pursuant thereto and, in lieu thereof, any said fractional shares shall be paid the cash equivalent value thereof. The purchase price is subject to a post-closing adjustment based on the current portion of Seller’s net working capital as of a date just prior to the closing date of the Purchase Agreement, adjusted to remove the current portion of any liabilities associated with equipment leases. After the acquisition, Oakmont intends to transfer the acquired assets and liabilities of One Source into two wholly-owned operating limited liability company subsidiaries.

The acquisition is subject to the approval of the Company’s shareholders and certain other conditions, including that the acquisition cannot proceed if holders of 20% or more of the Company’s common stock vote against the acquisition and demand that their shares of common stock of the Company be converted to cash.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated August 1, 2006 and filed with the Securities and Exchange Commission on August 1, 2006 and our Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1), filed on October 27, 2006.

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

On July 18, 2005 we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and two warrants. On July 26, 2005, we consummated the closing of an additional 575,166 Units that were subject to the over-allotment option. Gross proceeds from our initial public offering were approximately $51,451,000. We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 18, 2007, assuming that a business combination is not consummated during that time or if necessary that sufficient funds will be advanced to operate assuming a business combination is not consummated during that time.We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination. As at September 30, 2006, we had cash of approximately $265,629.

Commencing on July 12, 2005, we began incurring a fee from Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris and Azar, and David Langevin, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Bloomfield Hills, MI. This fee was suspended as at July 31, 2006, and will end upon the acquisition of a target business. In addition, in April 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Net income of $239,196 reported for the quarter ended September 30, 2006 consists primarily of $12,688 for professional fees, $10,362 for franchise and capital taxes, $7,613 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $7,831 for formation and operating costs, and $119,166 for federal income taxes. Interest on the trust fund investment was $406,856, excluding $101,650 of deferred interest.

Net income of $639,286 reported for the nine (9) month period to September 30, 2006 consists primarily of $117,151 for professional fees, $31,150 for franchise and capital taxes, $7,870 for business meals, travel and entertainment expenses, $53,359 for rent and office expenses, $30,000 for director and officer liability insurance expenses, $17,540 for formation and operating costs, and $329,329 for federal income taxes. Interest on the trust fund investment was $1,225,685 excluding $306,230 of deferred interest.

Net income of $919,302 reported for the period since inception to September 30, 2006 consists primarily of $174,556 for professional fees, $60,289 for franchise and capital taxes, $11,648 for business meals, travel and entertainment expenses, $95,663 for rent and office expenses, $50,000 for director and officer liability insurance expenses, $21,917 for formation and operating costs, and $477,731 for federal income taxes. Interest on the trust fund investment was $1,811,106, excluding $452,494 of deferred interest.

Recent Developments:

On July 28, 2006, the Company entered into a definitive Agreement with One Source Equipment Rentals, LLC, One Source Equipment Rentals of Lafayette, LLC, One Source Equipment Rentals of Dayton, LLC, One Source Equipment Rentals of Morton, LLC, One Source Equipment Rentals of Decatur, LLC, One Source Equipment Rentals of Granite City, LLC, and One Source Equipment Rentals, LLC, Members. Pursuant to the Purchase Agreement, Oakmont will acquire all of the assets and will assume certain liabilities of Sellers for an aggregate purchase price of $17.2 million. Oakmont will assume approximately $24.0 million of indebtedness of One Source, consisting of approximately $22.7 million of capital leases, a $500,000 bank line of credit, an approximately $805,000 term note. Of the $17.2 million purchase price, $1.2 million will be delivered by Oakmont in the form of a subordinated note in favor of Sellers, with the remainder delivered in cash. In lieu of receiving the cash consideration, each Seller shall have the option to elect to receive shares of Oakmont common stock that will be “restricted securities” subject to certain resale restrictions under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The amount of such stock consideration shall be calculated by dividing the cash consideration by the closing price as quoted on the OTCBB of the common stock on the close of business on the day prior to the closing date of the acquisition, provided, however, no fractional shares of common stock shall be issued pursuant thereto and, in lieu thereof, any said fractional shares shall be paid the cash equivalent value thereof. The purchase price is subject to a post-closing adjustment based on the current portion of Seller’s net working capital as of a date just prior to the closing date of the Purchase Agreement, adjusted to remove the current portion of any liabilities associated with equipment leases. After the acquisition, Oakmont intends to transfer the acquired assets and liabilities of One Source into two wholly-owned operating limited liability company subsidiaries.

The acquisition is subject to the approval of the Company’s shareholders and certain other conditions, including that the acquisition cannot proceed if holders of 20% or more of the Company’s common stock vote against the acquisition and demand that their shares of common stock of the Company be converted to cash.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated August 1, 2006 and filed with the Securities and Exchange Commission on August 1, 2006 and our Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1), filed on October 27, 2006.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

(b)	Form 8-K filed on October 23, 2006 concerning the entry into a Warrant Clarification Agreement Form 8-K filed on November 3, 2006 concerning presentations to stockholders of its proposed acquisition of One Source Equipment Rentals LLC and related parties.

(c)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar
President, Secretary, Chief Accounting Officer and Director

EXHIBIT INDEX

Number		Description
(a)	Exhibits:

	31.1	Section 302 Certification by CEO

	31.2	Section 302 Certification by CFO

	32.1	Section 906 Certification by CEO

	32.2	Section 906 Certification by CFO