Form 10KSB
period 2006-12-31
Oakmont Acquisition Corp.
filed 2007-03-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 2, 2007: $47,763,675.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 2, 2007: 10,575,166.

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

PART I

Item 1. Description of Business.

Overview

We are a blank check company formed to serve as a vehicle for the acquisition of an operating business. We were incorporated in Delaware on April 15, 2005. Our initial stockholders purchased 2,000,000 common shares, $.0001 par value for $25,000 on April 15, 2005. The registration statement for our initial public offering, which we refer to as the Offering, for 8,000,000 Units, which we refer to as the Units, was declared effective July 12, 2005. We consummated the Offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000. Each of our Units consists of one share of our common stock, $.0001 par value per share, and two Redeemable Common Stock Purchase Warrants, which we refer to as the Warrants. Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of a business combination or one year from the effective date of the Offering and expiring four years from the date of the Offering. Through December 31, 2006, we have used approximately $1,320,500 of the net proceeds that were not deposited into the trust fund to pay general and administrative, accounting, legal and related expenses. The net proceeds in the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $48,880,325 held in the trust fund.

Recent Developments

On February 8, 2007, Oakmont Acquisition Corp. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc. a newly-formed wholly-owned Kansas subsidiary of the company (“Oakmont Kansas”), Brooke Credit Corporation (“Brooke Credit”) and Brooke Corporation (“Brooke”).

Pursuant to the Merger Agreement, the Company will first reincorporate in Kansas by merging with and into Oakmont Kansas, with Oakmont Kansas surviving, and then Brooke Credit will merge with and into Oakmont Kansas (the “Merger”), with Oakmont Kansas surviving under the name “Brooke Credit Corporation.” At closing, Brooke and the other equity holders of Brooke Credit will receive merger consideration of approximately 17.5 million shares of Oakmont common stock with a current value of approximately $97.5 million (based upon the $5.57 closing price of Oakmont’s common stock on the OTC Bulletin Board on February 28, 2007). Brooke and the other equity holders of Brooke Credit will receive an additional 4.0 million shares of Oakmont common stock should Brooke Credit achieve adjusted earnings (as defined in the Merger Agreement) of $15.0 million in 2007, and an additional 1.0 million shares should Brooke Credit achieve adjusted earnings of $19.0 million based on the same computation in 2008. The contingent consideration has a current value of approximately $27.9 million (based upon the $5.57 closing price of Oakmont’s common stock on the OTC Bulletin Board on February 28, 2007).

The transaction has been approved by the boards of Oakmont, Oakmont Kansas, Brooke and Brooke Credit, but is subject to customary closing conditions including the approval of Oakmont’s stockholders. In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Oakmont issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Oakmont’s certificate of incorporation.

For a more complete discussion of Brooke Credit and our proposed business combination with Brooke Credit, including the risks applicable to the proposed merger, see our Current Report on Form 8-K dated February 8, 2007 and filed with the SEC on the same date, and our Preliminary Proxy Statement of our Special Meeting of Stockholders filed with the SEC on March 13, 2007.

We expect that the merger will be consummated in the second quarter of 2007, after the required approval by our stockholders. However, as described below, if we do not complete the business combination by July 18, 2007, we will be forced to dissolve and liquidate.

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

Conversion Rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. Taking into account the interest earned on the trust account through December 31, 2006, the initial per-share conversion price would be approximately $5.70, or $0.30 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their conversion rights.

Liquidation If No Business Combination

If we do not complete the proposed merger with Brooke Corporation within 24 months after the completion of the Offering (July 18, 2007), we are required to take all necessary action to dissolve and liquidate (including calling a special meeting of stockholders for the required stockholder vote), and then distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount remaining in the trust account, plus any other remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into the cost associated with our liquidation, the initial per-share liquidation price would be $5.70, or $0.30 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could rank prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.70, due to the costs associated with liquidation as well as the claims of creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Robert J. Skandalaris, our Chairman of the Board and Chief Executive Officer, and Michael C. Azar, our President, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that Messrs. Skandalaris and Azar will be able to satisfy those obligations.

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

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.49 per share held in trust as of December 31, 2006 due to potential claims of creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Robert J. Skandalaris, our Chairman of the Board and Chief Executive Officer, and Michael C. Azar, our President, will be personally liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses, various vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that Messrs. Skandalaris and Azar will be able to satisfy those obligations.

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

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although we expect that Robert J. Skandalaris, and Michael C. Azar, and perhaps others, would remain with the target business by serving in the capacity of an Officer or Director of such business for a period of 12 to 18 months, or longer, following a business combination, they are not currently obliged to do so.

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

As of December 31, 2006, we had $48,880,325 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Although we are permitted to raise funds privately or through loans that would allow us to acquire a company with a fair market value in an amount greater than 80% of our net assets at the time of such acquisition, we have not entered into or discussed such financing arrangements with any third party, and there is no assurance that any such financing, if desired, would be available on acceptable terms, if at all. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

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

Our securities are traded on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

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

We maintain our executive offices at 33 Bloomfield Hills Parkway, Suite 240, Bloomfield Hills, Michigan 48304. The cost for this space is included in the $7,500 per-month fee Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris, Azar and Langevin, our Chief Executive Officer, President and Director respectively, charges us for general and administrative services pursuant to a letter agreement. We believe, based on rents and fees for similar services in the Detroit metropolitan area, that the fee charged by Quantum Value Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*
	6.45	6.24	5.60	5.47	0.60	0.37
2006:
Fourth Quarter	6.37	6.19	5.46	5.35	0.47	0.34
Third Quarter	6.35	6.08	5.38	5.27	0.92	0.56
Second Quarter	7.00	6.05	5.55	5.38	1.00	0.71
First Quarter	7.15	6.05	5.60	5.23	1.14	0.80
2005:
Fourth Quarter	6.30	5.93	5.34	5.15	0.83	0.58
Third Quarter**	6.25	5.95	5.37	5.20	0.80	0.55

*	Through February 23, 2007

**	From July 18, 2005

The approximate number of holders of record of our common stock is ten (10).

We have not paid any cash dividends on the common stock and we do not intend to pay any dividends prior to the consummation of a business combination.

As of December 31, 2006, we had no compensation plans under which our equity securities were authorized for issuance.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used $1,320,500 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $2,024,972 in interest through December 31, 2006, excluding deferred interest of $505,927.

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

We consummated our initial public offering on July 18, 2005, resulting in total net proceeds of $47,361,000. Net income of $704,491 was reported for the period from April 15, 2005 (inception) through December 31, 2006. Our expenses for this period consisted of a $60,000 expense for director and officer liability insurance, a $133,257 expense for a monthly administrative services agreement, a $70,664 expense for franchise and state capital stock taxes, a $756,598 expense for professional fees, a $255,430 expense for income taxes, and $44,532 for other expenses. Interest accrued on the trust fund investments was $2,024,972, excluding $505,927 of deferred interest.

$46,349,426 of the net proceeds of the Offering, plus accrued interest thereon, is held in trust. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period from April 15, 2005 (inception) through December 31, 2006 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our investors.

Item 7.	Financial Statements.

Page Reference

The financial statements of the registrant required to be included in Item 7 are listed below:

Reports of Independent Registered Public Accounting Firms	14

Financial Statements:

Balance Sheet	16

Statement of Operations	17

Statement of Shareholders’ Equity	18

Statement of Cash Flow	19

Notes to Financial Statements	20

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Oakmont Acquisition Corp.

We have audited the accompanying balance sheet of Oakmont Acquisition Corp. (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from April 15, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP

New York, New York

March 23, 2006

Report of Independent Registered Public Accountant

To the Board of Directors

Oakmont Acquisition Corp.

33 Bloomfield Hills Parkway, Suite 240

Bloomfield Hills, MI 48304

We have audited the accompanying consolidated balance sheets of Oakmont Acquisition Corp. as of December 31, 2006 and the related statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Oakmont Acquisition Corp. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the Company will be forced to liquidate if a business combination is not completed by July 18, 2007. The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue in existence.

Respectfully,

/s/ Freedman & Goldberg
Freedman & Goldberg Certified Public Accountants Farmington Hills, MI March 8, 2007

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$61,662	$894,856
Cash held in trust fund (Note 1)	48,880,325	47,081,111
Deferred Tax Asset	170,848	49,730
Prepaid expenses	21,500	25,959

Total current assets	$49,134,335	$48,051,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386,066	$12,199
Accrued federal taxes	133,843	198,132
Accrued franchise taxes	18,101	29,139
Deferred trust income	505,927	146,264

Total current liabilities	1,043,937	385,734

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 7)	9,265,250	9,265,250

Stockholders' Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058	1,058
Additional paid-in-capital	38,119,599	38,119,599
Accumulated earnings during development stage	704,491	280,015

Total stockholders' equity	38,825,148	38,400,672

Total liabilities and stockholders' equity	$49,134,335	$48,051,656

See notes to financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

	Cumulative from April 15, 2005 (inception) to December 31, 2006	For the Twelve Months Ended December 31, 2006	For the period from April 15, 2005 (inception) to December 31, 2005
Income:
Interest Income	$2,024,972	$1,439,551	$585,421

Expenses:

Professional Fees	756,598	699,192	37,420

Franchise and capital taxes	70,664	41,525	29,139

Business meals, travel, entertainment	16,788	13,010	1,582

Rent and office	133,257	90,954	42,097

Insurance	60,000	40,000	20,000

Other formation and operating costs	27,744	23,366	26,766

Total Expenses	1,065,051	908,047	157,004

Income before taxes	959,921	531,504	428,417

Provision for income taxes	255,430	107,028	148,402

Net income	$704,491	$424,476	$280,015

Earnings per share - basic and diluted	$0.08	$0.04	$0.04

Weighted average shares outstanding - basic and diluted	9,278,099	10,575,166	7,457,216

See notes to financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in-Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000

Sale of 8,000,000 units, net of underwriters' discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258

Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)

Proceeds from issuance of option			100		100

Sale of 575,166 units, net of underwriters' discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549

Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)

Net income				280,015	280,015

Balance, December 31, 2005	10,575,166	1,058	38,119,599	280,015	38,400,672

Net income for the period				424,476	424,476

Balance, December 31, 2006	10,575,166	$1,058	$38,119,599	$704,491	$38,825,148

See notes to financial statements.

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

	Cumulative from April 15, 2005 (inception) to December 31, 2006	For the Twelve Months Ended December 31, 2006	For the period from April 15, 2005 (inception) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$704,491	$424,476	$280,015

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust Fund	(2,530,899)	(1,799,214)	(731,685)

Increase (Decrease) in capital taxes payable	18,101	(11,038)	29,139

Increase (Decrease) in income taxes payable	133,843	(64,289)	198,132

Increase in deferred interest	505,927	359,663	146,264

(Increase) in deferred tax	(170,848)	(121,118)	(49,730)

(Increase) Decrease in prepaid expenses	(21,500)	4,459	(25,959)

Increase in accounts payable and accrued expenses	386,066	373,867	12,199

Net cash used by operating activities	(974,819)	(833,194)	(141,625)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash deposited in Trust Fund	(46,349,426)	—	(46,349,426)

	(46,349,426)	—	(46,349,426)
CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceeds from public offering	51,450,996	—	51,450,996

Proceeds from notes payable, stockholders	75,000	—	75,000

Repayment of notes payable, stockholders	(75,000)	—	(75,000)

Proceeds from sale of shares of common stock	25,000	—	25,000

Proceeds from issuance of option	100	—	100

Costs of the public offering	(4,090,189)	—	(4,090,189)

Net cash provided by financing activities	47,385,907	—	47,385,907

Net increase (decrease) in cash	$61,662	$(833,194)	$894,856

Cash at beginning of period	—	894,856	—

Cash at end of period	$61,662	$61,662	$894,856

See notes to financial statement

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization And Business Operations	Oakmont Acquisition Corp. (the “Company”) was incorporated in Delaware on April 15, 2005 as a blank check company whose objective is to acquire an operating business.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the offering on July 18, 2005 and, on July 26, 2005, the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $46,349,426 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940. This amount has been invested in a tax free interest fund which is recorded at market value of $48,880,325 at December 31, 2006, (December 31, 2005; $47,081,111). The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was January 18, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. (such date is July 18, 2007). The Company has satisfied the extension criteria (see Note 4). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued in the Offering as discussed in Note 2).

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

2.	Summary of Significant Accounting Policies	This summary of significant accounting policies of Oakmont Acquisition Corp. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity dates of three months or less to be cash equivalents. The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At December 31, 2006, the Company’s balance in its checking account was within the FDIC insurable limit. Funds in the Trust account, $48,880,325 as at December 31, 2006 ($47,081,111 as at December 31, 2005) are uninsured.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 17,150,332 outstanding warrants issued in connection with the Offering described in Note 3 has not been considered in diluted earnings per share since the warrants are contingently exercisable. The effect of the 720,000 Units included in the underwriter’s purchase option, as described in Note 3, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred Tax

Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. For income tax purposes, the Company records income and expenses on an accrual basis.

Recently Issued Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments. (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of SFAS No. 155 will have on its financial statements, if any.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15. 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. “Accounting For Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In September 2006. the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

4.	Proposed Merger

On February 8, 2007, Oakmont Acquisition Corp. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc., Brooke Credit Corporation (“BCC”) and Brooke Corporation (“Brooke”). Under the terms of the Merger Agreement, BCC will be merged with and into Oakmont Kansas (the “Merger”) following the merger of Oakmont and Oakmont Kansas.

Pursuant to the Merger Agreement, BCC will merge with and into Oakmont Kansas, with the surviving company operating under the name of “Brooke Credit Corporation.” At closing, Brooke and the warrant holders of BCC will receive merger consideration of approximately 17.5 million shares of Oakmont Kansas common stock with a current value of approximately $97.5 million (based upon the $5.57 closing price of the Company’s common stock on the OTC Bulletin Board on February 28, 2007). Brooke and the warrant holders of BCC will receive an additional 4.0 million shares of Oakmont Kansas common stock should BCC achieve adjusted earnings (as defined in the Merger Agreement) of $15.0 million in 2007, and an additional 1.0 million shares should BCC achieve adjusted earnings of $19.0 million based on the same computation in 2008. The contingent consideration has a current value of approximately $27.9 million (based on the $5.57 closing price of the Company’s common stock on the OTC Bulletin Board on February 28, 2007).

The transaction has been approved by the boards of Oakmont, Brooke and BCC, but is subject to customary closing conditions including the approval of Oakmont’s stockholders. In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Oakmont issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Oakmont’s certificate of incorporation. The transaction is scheduled to close during the second quarter of 2007.

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

For a more complete discussion of Brooke Credit Corporation and the proposed business combination, including the risks that are applicable to the Company with respect to its acquisition of Brooke Credit Corporation, see the Company’s Current Report on Form 8-K dated February 8, 2007 and filed with the SEC on the same date, and the Preliminary Proxy Statement of the Special Meeting of Stockholders to be filed with the SEC during March 2007.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

5.	Income Taxes	Components of the provision for income taxes are as follows:

			2006	2005

		Current	$(228,146)	$(198,132)
		Deferred – Federal	121,118	49,730
		– State	—	—

		Total provision for income taxes	$(107,028)	$(148,402)

		Differences between taxes calculated using the statutory income tax rate of 34% and the provision for income taxes were as follows:

			2006	2005

		Income Before Income Taxes	$531,504	$428,417

		Statutory Federal Income Tax	(180,711)	(145,662)
		Non-Deductible Meal & Entertainment	1,398	373

		Tax Exempt Interest	90,882	—

		Other Book/Tax Differences	(18,597)	(3,113)

		Total Provision for Income Tax	$(107,028)	$(148,402)

		The net deferred tax asset (liability) consists of the following:

			2006	2005

		Deferred interest income	$153,848	$49,730
		Deferred Expenses	17,000	—

			$170,848	$49,730

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Under FASB 109, a deferred tax assets is to be reduced by a valuation allowance, when based on the weight of available evidence, it is more likely than not that some portion or all the of the deferred tax assets will not be realized. The opinion indicates that both positive and negative evidence needs to be considered. The Company believes that there is more positive than negative evidence that support the position that it is more likely than not that the deferred tax assets will be realized and, therefore, no valuation reserves have been established.

6.	Commitments and Related Party Transactions	The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period from April 15, 2005 to December 31, 2006 includes $133,257 related to this agreement of which $37,500 is included in accounts payable as at December 31, 2006 ($0 as at December 31, 2005).

		Pursuant to letter agreements dated April 15, 2005 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

Oakmont Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Pursuant to an agreement, the Initial Stockholders are entitled to registration rights with respect to their founding shares. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time after the date on which these shares of common stock are released from escrow. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

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

7.	Convertible Stock

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

Accordingly, 19.99% of the net proceeds from the initial offering, $9,265,250 as at December 31, 2006 and December 31, 2005, respectively has been classified as common stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the Treasury Bills, $505,927 as of December 31, 2006, (December 31, 2005 $146,264) has been recorded as deferred interest.

8.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.	Common Stock	At December 31, 2006, 19,310,332 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

10.	Going Concern	We expect that the Merger Agreement referenced in Note 4 will be consummated in the second quarter of 2007, after the required approval by our stockholders, and the financial statements have been prepared assuming the Company will continue as a going concern. However, if we do not complete the business combination by July 18, 2007, we will be forced to dissolve and liquidate.

11.	Supplemental Disclosure	Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

12.	Supplemental Disclosure	The Company exercised its right to terminate the Amended and Restated Purchase Agreement with One Source Equipment Rental, LLC, et al. in a letter dated January 17, 2007. Refer to Form 8-K filed February 5, 2007 for additional detail.

13.	Supplemental Disclosures

Cash paid for federal income taxes was $292,435 for the year ended December 31, 2006 and -0- for the period April 15, 2005 (inception) to December 31, 2005.

Total interest received was $2,530,899 for the year ended December 31, 2006 and -0- for the period April 15, 2005 (inception) to December 31, 2005.

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

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our current Directors and Executive Officers are as follows:

Name	Age	Position
Robert J. Skandalaris	54	Chairman & Chief Executive Officer
Michael C. Azar	43	President, Secretary, Principal Accounting Officer & Director
David J. Langevin	56	Director
Frederick L. Hubacker	62	Director
Andrew M. Rooke	49	Director
Mark T. Behrman	44	Director
Donald J. Spence	53	Director

Robert J. Skandalaris has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Skandalaris is currently a Managing Director and Principal of Quantum Value Management, LLC. Mr. Skandalaris is also the founder and current Chairman of Noble International Ltd., a full-service provider of tailored laser welded blanks and tubes for the automotive industry. Prior to founding Noble in 1993, Mr. Skandalaris was Vice Chairman and a shareholder of The Oxford Investment Group, Inc., a Michigan-based merchant banking firm, and served as Chairman and Chief Executive Officer of Acorn Asset Management, a privately held investment advisory firm. Mr. Skandalaris began his career as a Certified Public Accountant with the national accounting firm of Touche Ross & Co. Mr. Skandalaris holds a B.A. from Michigan State University and a M.S.A. from Eastern Michigan University.

Michael C. Azar has been our President, Secretary and a Director since our inception. Since April 1, , 2006 he has also been our Principal Accounting Officer. Mr. Azar is currently a Managing Director and Principal of Quantum Value Management, LLC. Mr. Azar has served as Vice President and Secretary for Noble International, Ltd. since 1996 and as General Counsel up to 2006. He also served as a member of Noble’s Board of Directors from December 1996 until

November 1997. Mr. Azar is also an executive officer of Veri-Tek International, Corp., a publicly traded construction and heavy equipment manufacturer. Prior to joining Noble, Mr. Azar was employed as General Counsel to River Capital, Inc., an investment banking firm. Mr. Azar holds a B.A. from Kalamazoo College and a J.D. from the University of Detroit.

David J. Langevin has been a Director of the Company since our inception. Mr. Langevin is currently the Chairman and Chief Executive Officer of Veri-Tek International, Corp., and a Managing Director and Principal of Quantum Value Management, LLC. From 1998 to 2000, Mr. Langevin served as Executive Vice President—Sales for Environmental Systems Products, which focuses on vehicle emissions and safety testing. From 1993 to 1998, Mr. Langevin was Executive Vice President—Sales for Terex Corporation, a manufacturer of capital goods and equipment. From 1977 to 1993, Mr. Langevin worked as a partner for KCS Industries, which provided management services for Terex Corporation, and prior he worked at Ernst & Young. Mr. Langevin is a C.P.A. with a B.S. from Illinois State University and a M.B.A. from DePaul University.

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

Andrew M. Rooke, Age 49, has been a Director of the Company since August 2006 From 2002 through June, 2006, Mr. Rooke was the Chief Financial Officer and Vice President of Finance for GKN Sinter Metals, Inc., a division of GKN plc. From 2000 to 2002, Mr. Rooke was Director and Controller of GKN Off-Highway and Auto Components Division. From 1997 through 2000, Mr. Rooke served as the Finance Director of Yale Security Group. Mr. Rooke holds a BA in economics from York University in the United Kingdom and is qualified as a Chartered Accountant and a member of the Institute of Chartered Accountants in England and Wales.

Mark T. Behrman has been a Director of the Company since our inception. Mr. Behrman is the Chief Executive Officer of J. Giordano Securities Group. Prior to that, Mr. Behrman was co-founder and the Chief Operating Officer of Berko Productions, LLC, an entertainment company that specializes in the production and acquisition of feature films and television programming for worldwide distribution. Mr. Behrman has served on the Noble International Ltd Board of Directors since 1999. Previously, Mr. Behrman served as a Managing Director in the U.S. Operations Division of Trade.com Global Markets, Inc., an international financial services firm, and as the Head of Corporate Finance for its predecessor, BlueStone Capital Partners, LP., an investment banking firm. While employed by Global Markets, Mr. Behrman also held the title of Executive Vice President of Trade.com Online Securities, Inc., a wholly-owned subsidiary of Global Markets, from January 2001 to August 2001. In October 2001, a petition for voluntary bankruptcy was filed by Trade.com Online Securities, Inc. in the U.S. Bankruptcy Court for the Southern District of New York. Mr. Behrman holds a B.S. /B.A. from The State University of New York at Binghamton and a M.B.A. from Hofstra University.

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

Our Board of Directors has seven Directors and is divided into three classes with only one class of Directors being elected in each year and each class serving a three-year term. The term of office of the first class of Directors, consisting of Donald J. Spence and Mark T. Behrman, expired at our first annual meeting of stockholders. The term of office of the second class of Directors, consisting of Frederick L. Hubacker and Andrew M. Rooke, will expire at the second annual meeting. The term of office of the third class of Directors, consisting of Robert J. Skandalaris, Michael C. Azar and David J. Langevin, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Collectively, through their positions described above, our Directors have extensive experience acting as managing Directors of private equity funds that invested their funds in, or acquired control of, private companies.

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

Based solely upon a review of copies of such forms received, or written representations from certain Reporting Persons, we believe that, during the fiscal year ended December 31, 2006, there were no delinquent reports.

Item 10.	Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. Commencing July 12, 2005 and ending upon the acquisition of a target business, we will pay Quantum Value Management, LLC, an affiliate of Robert J Skandalaris and Michael C. Azar, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Skandalaris and Azar with compensation in lieu of salary. Other than this $7,500 per month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our initial stockholders for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Title of Class	Name & Address of Beneficial Owner[1]	Amount & Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Common	Robert J. Skandalaris	1,152,000	[2]	10.9%
Common	The Baupost Group, LLC	1,009,000		9.5%
Common	Fir Tree, Inc	998,200	[3]	9.4%
Common	Azimuth Opportunity, Ltd	966,000	[3]	9.1%
Common	Michael C. Azar	780,000	[3]	7.4%
Common	David J. Langevin	180,000	[4]	1.7%
Common	Frederick L. Hubacker	20,000		0.2%
Common	Andrew M. Rooke 4 5	0	[4]	0
Common	Mark T. Behrman	20,000		0.2%
Common	Donald J. Spence	20,000		0.2%
Common	All Directors and Executive Officers as a Group	2,000,000		18.9%

[1]	Unless otherwise indicated, the business address of each of the individuals is 33 Bloomfield Hills Parkway Suite 240, Bloomfield Hills, MI 48304.

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

[4]	Does not include any shares held by QVM Oakmont Services LLC, of which such person or entity is a current member

[5]	Information is based exclusively on the Schedule 13G filed with the Securities and Exchange Commission by Azimuth Opportunity, Ltd., a British Virgin Islands company, on September 26, 2006.

6.	Information is based exclusively on the Schedule 13G filed with the Securities and Exchange Commission by The Baupost Group, LLC, a Massachusetts limited liability company, on February 13, 2007.

7.	Information is based exclusively on the Schedule 13G/A filed with the Securities and Exchange Commission by Fir Tree, Inc., a New York corporation, on February 14, 2007.

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

In April 2005, we issued 2,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.0125 per share as follows:

Name	Number of Shares	Relationship to Us
Robert J. Skandalaris (1)(2)(3)	1,152,453	Chairman & Chief Executive Officer
Michael C. Azar (2)(3)	587,547	President, Secretary & Director
David J. Langevin	180,000	Director
Frederick L. Hubacker	20,000	Director
Mark T. Behrman	20,000	Director
Lee M Canaan (4)	20,000	Director through August 28, 2006
Donald J. Spence	20,000	Director

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

(4)	On August 28, 2006 Lee M. Canaan resigned as Director.

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

Quantum Value Management LLC, an affiliate of Robert J. Skandalaris and Michael C. Azar, has agreed that commencing July 12, 2005 and ending upon the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Quantum Value Management, LLC $7,500 per month for these services. As of December 31, 2006, we have paid Quantum Value Management, LLC $133,257.

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

Item 13.	Exhibits.

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 8, 2007, among the Company, Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation. (1)

3.1	Certificate of Incorporation. (2)

3.2	By-laws. (2)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Form of Unit Purchase Option granted to Morgan Joseph & Co. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

4.6	Warrant Clarification Agreement, dated October 19, 2006, between the Company and Continental Stock Transfer & Trust Company. (3)

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. and Robert J. Skandalaris. (2)

10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. and Michael C. Azar. (2)

10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. and QVM Oakmont Services, LLC. (2)

10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. and Frederick L. Hubacker. (2)

10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. and Lee M. Canaan. (2)

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. and KrisLee & Associates, LLC. (2)

10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. and Mark T. Behrman. (2)

10.8	Letter Agreement among the Registrant, Morgan Joseph & Co. and Donald J. Spence. (2)

10.9	Letter Agreement among the Registrant, Morgan Joseph & Co. and Patrick T. Flynn. (2)

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Initial Stockholders. (2)

10.12	Form of Letter Agreement between Quantum Value Management, LLC and Registrant Regarding administrative support. (2).

10.13	Promissory Note, dated April 14, 2005, in the principal amount of $37,500 issued to Robert J. Skandalaris. (2)

10.14	Promissory Note, dated April 14, 2005, in the principal amount of $37,500 issued to Michael C. Azar. (2)

10.15	Registration Rights Agreement among the Registrant and the Initial Stockholders. (2)

10.16	Form of Warrant Purchase Agreement among each of Robert J. Skandalaris and Michael C. Azar and Morgan Joseph & Co. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on February 9, 2007.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 or amendments thereto (SEC File No. 333-124621).

(3)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 23, 2006.

Item 14.	Principal Accountant Fees and Services.

The firm of Freedman & Goldberg, CPAs, PC (“FG”) currently acts as our principal accountant. Our principal auditor for 2005 was Goldstein Golub Kessler LLP (GGK). The following is a summary of fees paid or to be paid to FG and GGK for services rendered.

Audit Fees

For the fiscal year ended December 31, 2006, our principal accountant billed or expects to bill $26,535 for services they performed in connection with the Form 10-KSB for December 31, 2006 and the review of three 2006 Quarterly Reports on form 10-QSB.

During the fiscal year ended December 31, 2005 we paid or expected to pay $32,000 in connection with the Initial Public Offering, $8,000 in connection with the June and September 10-QSB filings and $13,050 in connection with the year end audit and 10-KSB.

Audit-Related Fees

During 2006, our principal accountant billed us or expects to bill us $14,764 in respect of inquiries and investigations related to our proposed business combinations.

Tax Fees

During 2006 our principal accountant billed or expects to bill us $5,000 for services to us for 2005 and 2006 tax return preparation.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Our board of directors currently performs the duties of an audit committee. The Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We currently do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKMONT ACQUISITION CORPORATION

By:	/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date: March 13, 2007

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date: March 13, 2007

/s/ Michael C. Azar
Michael C. Azar
President, Secretary, Principal Accounting Officer & Director
Date: March 13, 2007

/s/ David J. Langevin
David J. Langevin
Director
Date: March 13, 2007

/s/ Frederick L. Hubacker
Frederick L. Hubacker
Director
Date: March 13, 2007

/s/ Andrew M. Rooke
Andrew M. Rooke
Director
Date: March 13, 2007

/s/ Mark T. Behrman
Mark T. Behrman
Director
Date: March 13, 2007

/s/ Donald J. Spence
Donald J. Spence
Director
Date: March 13, 2007