Form 10-Q
period 2007-03-31
Oakmont Acquisition Corp.
filed 2007-05-15
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-51423

Oakmont Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2679740
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

33 Bloomfield Hills Pkwy, Suite 240 Bloomfield Hills, MI 48304
(Address of Principal Executive Office)

(248)594-0693
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒        No  ☐

As of May 11, 2007, 10,575,166 shares of common stock, par value $.0001 per share, were issued and outstanding.

PART 1. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

Unaudited

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash	$7,919	$61,662
Cash held in trust fund (Note 2)	49,228,191	48,880,325
Deferred Tax Asset	212,210	170,848
Prepaid expenses	26,908	21,500

Total current assets	$49,475,228	$49,134,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$434,529	$386,066
Accrued federal taxes	—	133,843
Accrued franchise taxes	16,800	18,101
Bank loan	150,000	—
Related party loan	10,000	—
Deferred trust income	575,465	505,927

Total current liabilities	1,186,794	1,043,937

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 2)	9,265,250	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058	1,058
Additional paid-in-capital	38,119,599	38,119,599
Accumulated earnings during development stage	902,527	704,491

Total stockholders’ equity	39,023,184	38,825,148

Total liabilities and stockholders’ equity	$49,475,228	$49,134,335

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Cumulative from April 15, 2005 (inception) to March 31, 2007	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Income:
Interest Income	$2,303,300	$278,328	$381,864

Expenses:
Professional Fees	812,769	56,171	55,523
Franchise and capital taxes	88,101	17,437	11,681
Business meals, travel, entertainment	25,420	8,632	7,870
Rent and office	155,757	22,500	23,247
Insurance	70,000	10,000	10,000
Other formation and operating costs	34,658	6,914	2,710

Total Expenses	1,186,706	121,654	111,031

Income before taxes	1,116,594	156,673	270,833
Provision for income taxes	214,067	(41,362)	92,083

Net income	$902,527	$198,036	$178,750

Earnings per share—basic and diluted	$0.10	$0.02	$0.02

Weighted average shares outstanding—basic and diluted	9,441,366	10,575,166	10,575,166

Various expenses for the period April 15, 2005 (inception) to

March 31, 2007, have been reclassified to correspond with

current account groupings.

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Cumulative from April 15, 2005 (inception) to March 31, 2007	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$902,527	$198,036	$178,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued interest on treasury bills held in Trust	(2,878,765)	(347,866)	(477,270)
Increase (Decrease) in capital taxes payable	16,800	(1,301)	(17,483)
Increase (Decrease) in income taxes payable	0	(133,843)	(147,918)
Increase in deferred interest	575,465	69,538	95,406
(Increase) in deferred tax	(212,210)	(41,362)	—
(Increase) Decrease in prepaid expenses	(26,908)	(5,408)	12,752
Increase in accounts payable and accrued expenses	434,529	48,463	39,952

Net cash used by operating activities	(1,188,562)	(213,743)	(315,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)	—	—

	(46,349,426)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,996	—	—
Proceeds from notes payable, stockholders	75,000	—	—
Repayment of notes payable, stockholders	(75,000)	—	—
Proceeds from bank loan	150,000	150,000	—
Proceeds from loan from related party	10,000	10,000	—
Proceeds from sale of shares of common stock	25,000	—	—
Proceeds from issuance of option	100	—	—
Costs of the public offering	(4,090,189)	—	—

Net cash provided by financing activities	47,545,907	160,000	—

Net increase (decrease) in cash	$7,919	$(53,743)	$(315,811)

Cash at beginning of period	—	61,662	894,856

Cash at end of period	$7,919	$7,919	$579,045

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in- Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000
Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258

Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)

Proceeds from issuance of option			100		100

Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549
Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)
Net income				704,491	704,491

Balance, December 31, 2006	10,575,166	1,058	38,119,599	704,491	38,825,148
Net income for the period				198,036	198,036

Balance, March 31, 2007	10,575,166	$1,058	$38,119,599	$902,527	$39,023,184

See notes to condensed financial statements

OAKMONT ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements at March 31, 2007 and for the three months ended March 31, 2007 and for the period from April 15, 2005 (inception) to March 31, 2007 are unaudited and include the accounts of Oakmont Acquisition Corporation (a corporation in the development stage) (the “Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007. The Company commenced operations effective April 15, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The financial information presented should be read in conjunction with the audited financial statements and related notes as of December 31, 2006 and for the period from inception, April 15, 2005, to December 31, 2006, in the Company’s Annual Report on Form 10-KSB for the year then ended.

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

All activity from April 15, 2005 (inception) through March 31, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005; the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. $46,349,426 of the net proceeds together with interest accrued thereon is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, and/or in any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940. At March 31, 2007, the value of the Trust Fund account amounted to approximately $49,228,191 (December 31, 2006, $48,880,325). The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. Those criteria were satisfied in January, 2007 in connection with the pending transaction with Brooke Credit. See Note 5. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units issued in the Offering as discussed in Note 3).

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company January 1, 2008. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. “SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results or operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with the FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”. The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF is effective for fiscal years beginning after December 15, 2006. Adoption of EITF 06-5 did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the three (3) month period ended March 31, 2007 includes $22,500 of accrued but unpaid expense related to this agreement for the months of January, February and March. The Company utilizes financial and advisory consulting services from Andrew M. Rooke, who was appointed a director of the Company in August, 2006. The statements of operations for the three (3) month period ended March 31, 2007 includes $1,113 of expense related to this agreement.

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

On April 14, 2007, the Company obtained an unsecured loan from Comerica Bank, NA in the principal amount of $150,000. Proceeds from this loan were used to fund general working capital needs of the Company. The loan bears interest at the bank’s prime rate plus .5%, 8.5% at March 31, 2007, interest only payable beginning May 1, 2007. The loan matures on October 1, 2007.

On March 6, 2007, the Company obtained a unsecured, non-interest bearing loan from KrisLee & Associates, LLC, a Michigan limited liability in the principal amount of $10,000. The Company is not required to make any current payments under this loan. The loan matures on October 1, 2007. Robert J. Skandalaris, our Chief Executive Officer, is the managing member of KrisLee & Associates, LLC, Proceeds from this loan were used to fund general working capital needs of the Company.

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

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At March 31, 2007, the Company’s balance in its checking account did not exceed the FDIC insurable limit. Trust funds of $49,228,191 ($48,880,325 as at December 31, 2006) are uninsured.

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

5. PROPOSED ACQUISITION

On February 8, 2007, Oakmont Acquisition Corp. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc. a newly-formed wholly-owned Kansas subsidiary of the company (“Oakmont Kansas”), Brooke Credit Corporation (“Brooke Credit”) and Brooke Corporation (“Brooke”), providing for a two-step, three party merger of the Company, Brooke Credit and Oakmont Kansas, with Oakmont Kansas surviving as a Kansas corporation and changing its name to Brooke Credit Corporation.

On April 30, 2007, the Company, Brooke Credit and Brooke entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement changed the structure of the proposed transaction to a single-step, two party merger of Brooke Credit with and into the Company, with the Company surviving and changing its name to “Brooke Credit Corporation.” The other material terms of the merger remained unchanged.

Under the terms of the Amended Merger Agreement, at closing Brooke and the other equity holders of Brooke Credit will receive merger consideration of approximately 17.5 million shares of Oakmont common stock with a current value of approximately $97.6 million (based upon the $5.59 closing price of Oakmont’s common stock on the OTC Bulletin Board on March 31, 2007). Brooke and the other equity holders of Brooke Credit will receive an additional 4.0 million shares of Oakmont common stock should Brooke Credit achieve adjusted earnings (as defined in the Merger Agreement) of $15.0 million in 2007, and an additional 1.0 million shares should Brooke Credit achieve adjusted earnings of $19.0 million based on the same computation in 2008. The contingent consideration has a current value of approximately $28.0 million (based upon the $5.59 closing price of Oakmont’s common stock on the OTC Bulletin Board on March 31, 2007).

The transaction has been approved by the boards of Oakmont, Brooke and Brooke Credit, but is subject to customary closing conditions including the approval of Oakmont’s stockholders. In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Oakmont issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Oakmont’s certificate of incorporation.

For a more complete discussion of Brooke Credit and our proposed business combination with Brooke Credit, including the risks applicable to the proposed merger, see our Current Reports on Form 8-K dated February 8, 2007 and April 30, 2007, and our Preliminary Proxy Statement filed with the SEC on May 2, 2007.

We expect that the merger will be consummated late in the second quarter or early in the third quarter of 2007, after the required approval by our stockholders. However, as previously described, if we do not complete the business combination by July 18, 2007, we will be forced to dissolve and liquidate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company formed for the purpose of consummating a business combination with an operating company, and had no operations and conducted no business of our own as of March 31, 2007. Therefore, the following discussion of our Plan of Operation is provided in lieu of a discussion of operating results.

This discussion should be read in connection with the unaudited financial statements and footnotes thereto provided elsewhere in this report, as well as the audited financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Plan of Operation

We were formed on April 15, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering and efforts associated with identifying a target for a business combination.

On July 18, 2005 we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and two warrants. On July 26, 2005, we consummated the closing of an additional 575,166 Units that were subject to the over-allotment option. Gross proceeds from our initial public offering were approximately $51,451,000. We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 18, 2007, assuming that a business combination is not consummated during that time or if necessary that sufficient funds will be advanced to operate assuming a business combination is consummated on or prior to that date. As of March 31, 2007, we had cash of approximately $7,919.

Commencing on July 12, 2005, we began incurring a fee from Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris and Azar, and David Langevin, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Bloomfield Hills, MI. The payment of this fee was suspended but accrued as at July 31, 2006, and will end upon the acquisition of a target business. In addition, in April 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Net income of $198,036 reported for the quarter ended March 31, 2007 consists primarily of $56,171 for professional fees, $17,437 for franchise and capital taxes, $8,632 for business meals, travel, and entertainment, $22,500 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $6,914 for formation and operating costs, and a benefit of $41,362 for federal income taxes. Interest on the trust fund investment was $278,328, excluding $69,538 of deferred interest.

Net income of $178,750 reported for the quarter ended March 31, 2006 consists primarily of $55,523 for professional fees, $11,681 for franchise and capital taxes, $7,870 for business meals, travel and entertainment expenses, $23,247 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $2,710 for formation and operating costs, and $92,083 for federal income taxes. Interest on the trust fund investment was $381,864 excluding $95,406 of deferred interest.

Net income of $902,527 reported for the period since inception, April 15, 2005 to March 31, 2007 consists primarily of $812,769 for professional fees, $88,101 for franchise and capital taxes, $25,420 for business meals, travel and entertainment expenses, $155,757 for rent and office expenses, $70,000 for director and officer liability insurance expenses, $34,658 for formation and operating costs, and $214,067 for federal income taxes. Interest on the trust fund investment was $2,303,300 excluding $575,465 of deferred interest.

Recent Developments

On February 8, 2007, Oakmont Acquisition Corp. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc. a newly-formed wholly-owned Kansas subsidiary of the company (“Oakmont Kansas”), Brooke Credit Corporation (“Brooke Credit”) and Brooke Corporation (“Brooke”), providing for a two-step, three party merger of the Company, Brooke Credit and Oakmont Kansas, with Oakmont Kansas surviving as a Kansas corporation and changing its name to Brooke Credit Corporation.

On April 30, 2007, the Company, Brooke Credit and Brooke entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement changed the structure of the proposed transaction to a single-step, two party merger of Brooke Credit with and into the Company, with the Company surviving and changing its name to “Brooke Credit Corporation.” The other material terms of the merger remained unchanged.

Under the terms of the Amended Merger Agreement, at closing, Brooke and the other equity holders of Brooke Credit will receive merger consideration of approximately 17.5 million shares of Oakmont common stock with a current value of approximately $97.6 million (based upon the $5.59 closing price of Oakmont’s common stock on the OTC Bulletin Board on March 31, 2007). Brooke and the other equity holders of Brooke Credit will receive an additional 4.0 million shares of Oakmont common stock should Brooke Credit achieve adjusted earnings (as defined in the Merger Agreement) of $15.0 million in 2007, and an additional 1.0 million shares should Brooke Credit achieve adjusted earnings of $19.0 million based on the same computation in 2008. The contingent consideration has a current value of approximately $28.0 million (based upon the $5.59 closing price of Oakmont’s common stock on the OTC Bulletin Board on March 31, 2007).

The transaction has been approved by the boards of Oakmont, Brooke and Brooke Credit, but is subject to customary closing conditions including the approval of Oakmont’s stockholders. In addition, the closing is conditioned on the holders of fewer than 20% of the shares of common stock of Oakmont issued in its initial public offering voting against the transaction and electing to convert those shares into cash, as permitted by Oakmont’s certificate of incorporation.

For a more complete discussion of Brooke Credit and our proposed business combination with Brooke Credit, including the risks applicable to the proposed merger, see our Current Reports on Form 8-K dated February 8, 2007 and April 30, 2007, and our Preliminary Proxy Statement filed with the SEC on May 2, 2007.

We expect that the merger will be consummated late in the second quarter or early in the third quarter of 2007, after the required approval by our stockholders. However, as previously described, if we do not complete the business combination by July 18, 2007, we will be forced to dissolve and liquidate.

On April 14, 2007, the Company obtained an unsecured loan from Comerica Bank, NA in the principal amount of $150,000. Proceeds from this loan were used to fund general working capital needs of the Company. The loan bears interest at the bank’s prime rate plus .5%, 8.5% at March 31, 2007, interest only payable beginning May 1, 2007. The loan matures on October 1, 2007.

On March 6, 2007, the Company obtained a unsecured, non-interest bearing loan from KrisLee & Associates, LLC, a Michigan limited liability in the principal amount of $10,000. The Company is not required to make any current payments under this loan. The loan matures on October 1, 2007. Robert J. Skandalaris, our Chief Executive Officer, is the managing member of KrisLee & Associates, LLC, Proceeds from this loan were used to fund general working capital needs of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a blank check company, with no operations, and therefore this item is not applicable to us.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our chief executive officer and our principal accounting officer. Based on this evaluation, our chief executive officer and principal accounting officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 Section 302 Certification by CEO

31.2 Section 302 Certification by PAO

32.1 Section 906 Certification by CEO

32.2 Section 906 Certification by PAO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar President, Secretary, Principal Accounting Officer and Director

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by PAO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by PAO