Form 10KSB/A
period 2005-12-31
Oakmont Acquisition Corp.
filed 2007-06-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-KSB/A is being filed by Oakmont Acquisition Corp. (the “Company”) to amend and restate Part II, Item 8A “Controls and Procedures” of its Annual Report on Form 10-KSB/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 4, 2006 (the “Report”), to clarify disclosures contained in Item 8A of the Report. This amendment to the Report does not alter any part of the Report except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statement contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information set fort in the other items of the Report, the remaining provisions of which have not been amended.

2

Part II

Item 8A.	Controls and Procedures.

Under the supervision and with the participation of our senior management, including our Principal Accounting Officer, who performs the function of a chief financial officer, and our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 13.	Exhibits

(a)	The following documents are filed as part of this amended Annual Report on Form 10-KSB/A.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKMONT ACQUISITION CORPORATION

By:	/s/ Robert J. Skandalaris
Robert J. Skandalaris
Chairman and Chief Executive Officer
Date:	June 14, 2007

4

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5