Form 10QSB/A
period 2006-03-31
Oakmont Acquisition Corp.
filed 2007-06-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed by Oakmont Acquisition Corp. (the “Company”) to amend and restate Part I, Item 4 “Controls and Procedures” of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006 (the “Report”), to clarify disclosures contained in Item 4 of the Report. This amendment to the Report does not alter any part of the Report except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statement contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information set fort in the other items of the Report, the remaining provisions of which have not been amended.

Part I

FINANCIAL INFORMATION

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our principal accounting officer, who performs the function of a chief financial officer, and our chief executive officer. Based on this evaluation, our chief executive officer and principal accounting officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

31.1 Section 302 Certification by Chief Executive Officer

31.2 Section 302 Certification by Principal Accounting Officer

32.1 Section 906 Certification by Chief Executive Officer

32.2 Section 906 Certification by Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2007

OAKMONT ACQUISITION CORP.

/s/ Michael C. Azar
Michael C. Azar
President, Secretary, Principal Accounting Officer and Director

EXHIBIT INDEX

Number	Description
(a) Exhibits:

31.1 Section 302 Certification by Chief Executive Officer

31.2 Section 302 Certification by Principal Accounting Officer

32.1 Section 906 Certification by Chief Executive Officer

32.2 Section 906 Certification by Principal Accounting Officer