Form 10QSB/A
period 2006-06-30
Oakmont Acquisition Corp.
filed 2007-06-14
CIK 1325823

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed by Oakmont Acquisition Corp. (the “Company”) to amend and restate Part I, Item 4 “Controls and Procedures” of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the “Report”), to clarify disclosures contained in Item 4 of the Report. This amendment to the Report does not alter any part of the Report except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statement contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information set fort in the other items of the Report, the remaining provisions of which have not been amended.

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