Form 10KSB/A
period 2006-12-31
Oakmont Acquisition Corp.
filed 2007-06-14
CIK 1325823

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant based upon the average bid and asked sale price on March 2, 2006: $47,763,675.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 2, 2007: 10,575,166.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A is being filed by Oakmont Acquisition Corp. (the “Company”) to amend and restate Part II, Item 8A “Controls and Procedures” of its Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 14, 2007 (the “Report”), to clarify disclosures contained in Item 8A of the Report. This amendment to the Report does not alter any part of the Report except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statement contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information set fort in the other items of the Report, the remaining provisions of which have not been amended.

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

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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