Form 10-Q
period 2007-06-30
Brooke Credit CORP
filed 2007-08-14
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-51423

Brooke Credit Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2679740
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600

Overland Park, Kansas 66210

(Address of Principal Executive Office)

(913) 661-0123

(Issuer’s Telephone Number, Including Area Code)

Oakmont Acquisition Corp.

33 Bloomfield Hills Parkway, Suite 240

Bloomfield Hills, Michigan 48304

(Former Name or Former address, If Changed Since Last Report)

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

As of August 13, 2007, 25,722,898 shares of common stock, par value $0.01 per share, were issued and outstanding.

PART 1. CONDENSED FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

BROOKE CREDIT CORPORATION (f/k/a Oakmont Acquisition Corp.)

(A Corporation in the Development Stage as of June 30, 2007)

CONDENSED BALANCE SHEETS

Unaudited

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash	$522	$61,662
Cash held in trust fund (Note 2)	49,594,808	48,880,325
Deferred Tax Asset	331,463	170,848
Prepaid expenses	16,907	21,500

Total current assets	$49,943,701	$49,134,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$767,876	$386,066
Accrued federal taxes	—	133,843
Accrued franchise taxes	16,800	18,101
Bank loan	150,000	—
Related party loan	10,000	—
Deferred trust income	648,752	505,927

Total current liabilities	1,593,428	1,043,937

Common stock, subject to possible conversion, 1,714,176 shares at conversion value (Note 2)	9,265,250	9,265,250

Stockholders’ Equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 35,000,000 shares
Issued and outstanding 10,575,166 shares which includes 1,714,176 subject to possible conversion	1,058	1,058
Additional paid-in-capital	38,119,599	38,119,599
Accumulated earnings during development stage	964,367	704,491

Total stockholders’ equity	39,085,024	38,825,148

Total liabilities and stockholders’ equity	$49,943,701	$49,134,335

	$(0)

BROOKE CREDIT CORPORATION (f/k/a Oakmont Acquisition Corp.)

(A Corporation in the Development Stage as of June 30, 2007)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to June 30, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Income:
Interest Income	$2,596,630	$293,330	$436,965	$571,658	$818,829

Expenses:
Professional Fees	854,983	42,214	48,939	98,385	104,463
Franchise and capital taxes	88,670	569	9,107	18,006	20,787
Business meals, travel, entertainment	34,348	8,928		17,560	7,870
Rent and office	178,257	22,500	22,500	45,000	45,746
Insurance	80,000	10,000	10,000	20,000	20,000
Other formation and operating costs	301,190	266,532	6,998	273,446	9,709

Total Expenses	1,537,448	350,743	97,544	472,397	208,575

Income before taxes	1,059,182	(57,413)	339,421	99,260	610,254
Provision for income taxes	94,814	(119,253)	118,081	(160,615)	210,163

Net income	$964,367	$61,840	$221,340	$259,875	$400,091

Earnings per share—basic and diluted	$0.10	$0.01	$0.02	$0.02	$0.04

Weighted average shares outstanding—basic and diluted	9,569,376	10,575,166	10,575,166	10,575,166	10,575,166

Some of the expenses for the period April 15, 2005 (inception) to June 30, 2006, have been reclassified to correspond with current account groupings.

BROOKE CREDIT CORPORATION (f/k/a Oakmont Acquisition Corp.)

(A Corporation in the Development Stage as of June 30, 2007)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Cumulative from April 15, 2005 (inception) to June 30, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$964,367	$61,840	$(879)	$259,875	$(879)
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Accrued interest on treasury bills held in Trust	(3,245,381)	(366,617)	(546,138)	$(714,483)	(1,023,408)
Increases (Decreases) in capital taxes payable	16,800	—	(2,549)	(1,301)	(20,032)
Increase (Decrease) in income taxes payable	0	—	118,081	(133,843)	(29,837)
(Increase) in deferred tax	(331,463)	(119,253)		(160,615)
Increase in deferred interest	648,752	73,287	109,173	142,825	204,579
(Increase) Decrease in prepaid expenses	(16,907)	10,001	(19,082)	4,593	(6,332)
Increase in accounts payable and accrued expenses	767,876	333,347	(8,936)	381,810	31,017

Net cash used by operating activities	(1,195,958)	(7,396)	(350,329)	(221,139)	(443,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited in Trust Fund	(46,349,426)	—	—

	(46,349,426)	—	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	51,450,995
Proceeds from notes payable, stockholders	75,000
Repayment of notes payable, stockholders	(75,000)
Proceeds from bank loan	150,000	—		150,000
Proceeds from loan from related party	10,000			10,000
Proceeds from sale of shares of common stock	25,000
Proceeds from issuance of option	100
Costs of the public offering	(4,090,189)

Net cash provided by financing activities	47,545,906	—	—	160,000	—

Net increase (decrease) in cash	$522	$(7,396)	$(350,329)	$(61,139)	$(443,922)
Cash at beginning of period	—	7,919	579,045	61,662	894,856

Cash at end of period	$522	$523	$228,715	$523	$450,934

Supplemental schedule of non-cash financing activities:

Accrual of costs of the public offering

See notes to condensed financial statements

BROOKE CREDIT CORPORATION (f/k/a Oakmont Acquisition Corp.)

(A Corporation in the Development Stage as of June 30, 2007)

STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

	Common Stock		Additional Paid-in- Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Sale of 2,000,000 shares of common stock to initial stockholders on April 15, 2005 at $0.125 per share	2,000,000	$200	$24,800		$25,000
Sale of 8,000,000 units, net of underwriters’ discount and offering expenses (includes 1,599,200 shares subject to possible conversion) on July 18, 2005	8,000,000	800	44,171,458		44,172,258

Proceeds subject to possible conversion of 1,599,200 shares			(8,623,686)		(8,623,686)

Proceeds from issuance of option			100		100

Sale of 575,166 units, net of underwriters’ discount and offering expenses (includes 114,976 shares subject to possible conversion) on July 26, 2005	575,166	58	3,188,491		3,188,549
Proceeds subject to possible conversion of 114,976 shares			(641,564)		(641,564)
Net income				704,491	704,491

Balance, December 31, 2006	10,575,166	1,058	38,119,599	704,491	38,825,148
Net income for the period				198,036	198,036

Balance, March 31, 2007	10,575,166	$1,058	$38,119,599	$902,527	$39,023,184
Net income for the period				61,840	61,840

Balance, June 30, 2007	10,575,166	$1,058	$38,119,599	$964,367	$39,085,024

BROOKE CREDIT CORPORATION (f/k/a Oakmont Acquisition Corp.)

(A Corporation in the Development Stage as of June 30, 2007)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements at June 30, 2007 and for the six months ended June 30, 2007 and for the period from April 15, 2005 (inception) to June 30, 2007 are unaudited and include the accounts of Brooke Credit Corporation, formerly known as Oakmont Acquisition Corporation (a corporation that was in the development stage as of June 30, 2007) (the “Company”). The Company changed its name on July 18, 2007 in connection with the closing of the merger of Brooke Credit Corporation, a Kansas corporation, with and into the Company. The condensed financial statements pre-date the closing of the merger, and therefore only reflect the financial condition of Oakmont Acquisition Corp., the predecessor of the Company.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the six months ended June 30, 2007. The Company commenced operations effective April 15, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The financial information presented should be read in conjunction with the audited financial statements and related notes as of December 31, 2006 and for the period from inception, April 15, 2005, to December 31, 2006, in the Company’s Annual Report on Form 10-KSB for the year then ended.

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

2. ORGANIZATION, BUSINESS OPERATIONS, AND SUBSEQUENT EVENTS

Brooke Credit Corporation was incorporated in Delaware on April 15, 2005 as Oakmont Acquisition Corp., a blank check company whose objective is to acquire an operating business.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly such information have been included.

All activity from April 15, 2005 (inception) through June 30, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year. These statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The registration statement for the Company’s initial public offering (“Offering”) for 8,000,000 Units (“Units”) was declared effective July 12, 2005. The Company consummated the Offering on July 18, 2005 and, on July 26, 2005; the underwriter exercised its over-allotment option for 575,166 Units, with the Company receiving aggregate net proceeds of approximately $47,361,000 (See Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. $46,349,426 of the net proceeds together with interest accrued thereon is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, and/or in any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940. At June 30, 2007, the value of the Trust Fund account amounted to approximately $49,594,808 (December 31, 2006, $48,880,325). The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s officers have severally agreed that they will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that these officers will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used for tax payments and business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty of Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective beginning January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 has been determined to be immaterial.

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

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the six (6) month period ended June 30, 2007 includes $22,500 of accrued but unpaid expense related to this agreement for the months of January through June.

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

On April 14, 2007, the Company obtained an unsecured loan from Comerica Bank, NA in the principal amount of $150,000. Proceeds from this loan were used to fund general working capital needs of the Company. The loan bears interest at the bank’s prime rate plus .5%, 8.5% at June 30, 2007, interest only payable beginning May 1, 2007. On June 28, 2007, the loan was increased to $175,000. On August 6, 2007 the loan was paid in full.

On March 6, 2007, the Company obtained a unsecured, non-interest bearing loan from KrisLee & Associates, LLC, a Michigan limited liability in the principal amount of $10,000. The Company is not required to make any current payments under this loan. The loan matures on October 1, 2007. Robert J. Skandalaris, our Chief Executive Officer, is the managing member of KrisLee & Associates, LLC. Proceeds from this loan were used to fund general working capital needs of the Company.

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

The Company maintains its cash balances in a bank with balances insured by the FDIC up to $100,000. At June 30, 2007, the Company’s balance in its checking account did not exceed the FDIC insurable limit. Trust funds of $49,594,808 ($48,880,325 as at December 31, 2006) are uninsured.

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

5. MERGER TRANSACTION

On February 8, 2007, Oakmont Acquisition Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc. a newly-formed wholly-owned Kansas subsidiary of the company (“Oakmont Kansas”), Brooke Credit Corporation (“Former Brooke Credit”) and Brooke Corporation (“Brooke”), providing for a two-step, three party merger of Oakmont Acquisition Corp., Former Brooke Credit and Oakmont Kansas, with Oakmont Kansas surviving as a Kansas corporation and changing its name to Brooke Credit Corporation.

On April 30, 2007, Oakmont Acquisition Corp., Former Brooke Credit and Brooke entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement changed the structure of the proposed transaction to a single-step, two party merger of Former Brooke Credit with and into Oakmont Acquisition Corp., with Oakmont Acquisition Corp. surviving and changing its name to “Brooke Credit Corporation.” The other material terms of the merger remained unchanged.

On July 18, 2007, the merger was completed in accordance with the terms of the Amended Merger Agreement. Pursuant to those terms, Former Brooke Credit was merged with and into Oakmont Acquisition Corp., which immediately thereafter changed its name to “Brooke Credit Corporation” (“New Brooke Credit”). New Brooke Credit operates as a specialty finance company based in Overland Park, Kansas that lends money primarily to locally-owned businesses that sell insurance.

For a more complete discussion of New Brooke Credit, Former Brooke Credit and the transaction, see our Current Report on Form 8-K dated July 23, 2007 and Definitive Proxy Statement filed with the SEC on July 10, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2007, we were a blank check company formed for the purpose of consummating a business combination with an operating company, and had no operations and conducted no business of our own. Therefore, the following discussion of our Plan of Operation is provided in lieu of a discussion of operating results.

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

On July 18, 2005 we consummated our initial public offering of 8,000,000 Units, with each Unit consisting of one share of our common stock and two warrants. On July 26, 2005, we consummated the closing of an additional 575,166 Units that were subject to the over-allotment option. Gross proceeds from our initial public offering were approximately $51,451,000. We paid a total of $3,601,570 in underwriting discounts and commissions, and approximately $490,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $47,361,000, of which $46,349,426 was deposited into the trust account (or $5.40 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through July 18, 2007, assuming that a business combination is not consummated during that time or if necessary that sufficient funds will be advanced to operate assuming a business combination is consummated on or prior to that date. As of June 30, 2007, we had cash of approximately $522.39

Commencing on July 12, 2005, we began incurring a fee from Quantum Value Management, LLC, an affiliate of Messrs. Skandalaris and Azar, and David Langevin, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Bloomfield Hills, MI. The payment of this fee was suspended but accrued as at July 31, 2006, and will end upon the acquisition of a target business. In addition, in April 2005, Messrs. Skandalaris and Azar advanced an aggregate of $75,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

Net income of $61,840 reported for the quarter ended June 30, 2007 consists primarily of $42,214 for professional fees, $569 for franchise and capital taxes, $8,928 for business meals, travel, and entertainment, $22,500 for rent and office expenses, $10,000 for director and officer liability insurance expenses, $266,532 for formation and operating costs, and a benefit of $119,253 for federal income taxes. Interest on the trust fund investment was $293,330, excluding $73,286.70 of deferred interest.

Net income of $259,875 reported for the six months ended June 30, 2007 consists primarily of $98,385 for professional fees, $18,006 for franchise and capital taxes, $17,560 for business meals, travel and entertainment expenses, $45,000 for rent and office expenses, $20,000 for director and officer liability insurance expenses, $273,446 for formation and operating costs, and $160,615 for federal income taxes. Interest on the trust fund investment was $571,657.73 excluding $142,825.12 of deferred interest.

Net income of $964,367 reported for the period since inception, April 15, 2005 to June 30, 2007 consists primarily of $854,983 for professional fees, $88,670 for franchise and capital taxes, $34,348 for business meals, travel and entertainment expenses, $178,257 for rent and office expenses, $80,000 for director and officer liability insurance expenses, $301,190 for formation and operating costs, and $94,814 for federal income taxes. Interest on the trust fund investment was $2,596,630 excluding $648,752 of deferred interest.

Recent Developments

On February 8, 2007, Oakmont Acquisition Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oakmont Kansas, Inc. a newly-formed wholly-owned Kansas subsidiary of the company (“Oakmont Kansas”), Brooke Credit Corporation (“Former Brooke Credit”) and Brooke Corporation (“Brooke”), providing for a two-step, three party merger of Oakmont Acquisition Corp., Former Brooke Credit and Oakmont Kansas, with Oakmont Kansas surviving as a Kansas corporation and changing its name to Brooke Credit Corporation.

On March 6, 2007, the Company obtained a unsecured, non-interest bearing loan from KrisLee & Associates, LLC, a Michigan limited liability in the principal amount of $10,000. The Company is not required to make any current payments under this loan. The loan matures on October 1, 2007. Robert J. Skandalaris, our Chief Executive Officer, is the managing member of KrisLee & Associates, LLC. Proceeds from this loan were used to fund general working capital needs of the Company.

On April 14, 2007, the Company obtained an unsecured loan from Comerica Bank, NA in the principal amount of $150,000 on June 28, 2007, this loan was increased to $175,000. Proceeds from this loan were used to fund general working capital needs of the Company. On or about August 6, 2007 the loan was paid in full.

On April 30, 2007, Oakmont Acquisition Corp., Former Brooke Credit and Brooke entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement changed the structure of the proposed transaction to a single-step, two party merger of Former Brooke Credit with and into Oakmont Acquisition Corp., with Oakmont Acquisition Corp. surviving and changing its name to “Brooke Credit Corporation.” The other material terms of the merger remained unchanged.

For a more complete discussion of New Brooke Credit, Former Brooke Credit and the transaction with Brooke Credit, see our Current Report on Form 8-K dated July 23, 2007, and our Definitive Proxy Statement filed with the SEC on July 10, 2007.

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

Dated: August 14, 2007

BROOKE CREDIT CORPORATION

/s/ Michael S. Lowry
Michael S. Lowry
Chief Executive Officer

EXHIBIT INDEX

Number		Description
(a)	Exhibits:

	31.1	Section 302 Certification by CEO

	31.2	Section 302 Certification by CFO

	32.1	Section 906 Certification by CEO

	32.2	Section 906 Certification by CFO