Form 10-Q
period 2007-09-30
Brooke Credit CORP
filed 2007-11-06
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51423

BROOKE CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2679740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (913) 661-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2007, there were 25,722,898 shares of the registrant’s sole class of common stock outstanding.

Brooke Credit Corporation

Consolidated Financial Statements

September 30, 2007

Brooke Credit Corporation

Form 10-Q

September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Brooke Credit Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “BCC” and the “Company” shall mean Brooke Credit Corporation and its subsidiaries. These Consolidated Financial Statements and footnote disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the Proxy Statement for the Special Meeting of Stockholders dated July 11, 2007 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Brooke Credit Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$5,971	$4,358
Restricted cash	290	564
Notes and interest receivable, net	101,118	171,433
Other receivables	3,591	496
Securities	89,480	50,320
Interest-only strip receivable	7,949	4,511

Total Current Assets	208,399	231,682

Other Assets
Deferred charges	5,511	5,691
Servicing asset	6,412	4,564
Amount due from Brooke Corporation	11,080	13,501
Prepaid expenses and other assets	3,143	1,037

Net Other Assets	26,146	24,793

Total Assets	$234,545	$256,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,310	$2,751
Interest payable	3,414	1,457
Income tax payable	1,030	782
Current deferred income tax payable	1,484	1,196
Payable under participation agreements	22,548	35,726
Short-term debt	19,416	96,644
Current maturities of long-term debt	4,460	16

Total Current Liabilities	58,662	138,572

Non-current Liabilities
Long-term deferred income tax payable	13,147	7,685
Servicing liability	50	74
Long-term debt less current maturities	43,151	42,894
Warrant obligations	—	2,821

Total Liabilities	115,010	192,046

Stockholders’ Equity
Common stock, $.01 par, 99,000,000 shares authorized, 25,722,898 and 5,650,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	257	57
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	82,438	43,134
Additional paid-in capital—warrants	3,254	900
Retained earnings	30,771	20,040
Accumulated other comprehensive income	2,815	298

Total Stockholders’ Equity	119,535	64,429

Total Liabilities and Stockholders’ Equity	$234,545	$256,475

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues
Interest income, net	$6,713	$5,246	$19,510	$12,885
Provision for credit losses	(830)	—	(830)	—
Gain on sale of notes receivable	3,793	4,194	15,376	6,068
Other income	445	239	794	462

Total Operating Revenues	10,121	9,679	34,850	19,415

Operating Expenses
Other operating interest expense	384	868	2,417	1,881
Compensation	1,638	396	2,762	1,190
Amortization	380	233	955	617
Collateral preservation expense	1,184	755	2,830	1,652
Other operating expenses	1,119	1,906	3,706	2,995

Total Operating Expenses	4,705	4,158	12,670	8,335

Income from Operations	5,416	5,521	22,180	11,080

Other Expenses
Interest expense	1,731	906	4,872	2,317

Total Other Expenses	1,731	906	4,872	2,317

Income before Taxes	3,685	4,615	17,308	8,763
Income tax expense	1,400	1,754	6,577	3,330

Net Income	$2,285	$2,861	$10,731	$5,433

Earnings per Share:
Basic	$0.09	$0.12	$0.41	$0.22

Diluted	$0.08	$0.12	$0.41	$0.22

Average Shares Outstanding (in thousands):
Basic	25,532	24,536	24,892	24,536
Potential dilutive common shares	658	—	177	—

Diluted	26,190	24,536	25,069	24,536

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2006	5,650,000	$57	$44,034	$20,040	$298	$64,429
Equity issuance	111,523	1	(1)			—
Recapitalization:
Elimination of equity	(5,761,523)	(58)	(44,033)			(44,091)
Common shares issued	24,536,361	245	44,047			44,292
Consideration received as a result of the merger, net of expenditures of $4,705			38,311			38,311
Share-based compensation	1,186,537	12	980			992
Warrant liability conversion			2,354			2,354
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					2,210	2,210
Currency translation adjustment, net of income taxes					307	307
Net income				10,731		10,731

Total comprehensive income						13,248

Balance, September 30, 2007	25,722,898	$257	$85,692	$30,771	$2,815	$119,535

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$10,731	$5,433
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization expense	955	617
Amortization of debt issuance costs	338	—
Accretion of debt discount	197	—
Change in puttable warrant obligation	(2,821)	—
Gain on sale of notes receivable	(15,376)	(6,068)
(Increase) decrease in assets:
Notes and interest receivable, net	71,145	(47,766)
Other receivables	(3,095)	(7,351)
Other assets	(3,774)	7,729
Increase (decrease) in liabilities:
Accounts payable	3,557	1,526
Other liabilities	(5,223)	(32,200)

Net cash provided (used) by operating activities	56,634	(78,080)

Investing Activities
Cash payments for deferred charges	(2,686)	(457)
Cash payments for securities	(39,160)	(13,311)

Net cash used by investing activities	(41,846)	(13,768)

Financing Activities
Proceeds from the Oakmont merger, net	38,311	—
Other capital contributions	—	10,000
Inflows from Brooke Corporation	2,421	73,218
Outflows to Brooke Corporation	—	(83,598)
Cash payments for debt issuance cost	(1,415)	-0-
Proceeds from (payments on) short-term debt, net	(47,888)	123,201
Proceeds from long-term debt	—	—
Payments on long-term debt	(4,604)	(10,214)

Net cash provided (used) by financing activities	(13,175)	112,607

Cash and Cash Equivalents
Net increase during each period	1,613	20,759
At beginning of year	4,358	2,855

At end of period	$5,971	$23,614

Supplemental Disclosure
Cash interest expense	$29,400	$20,780

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Notes to Consolidated Financial Statements

Data in tables is in thousands, except per share data.

1. Accounting Policies and Interim Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities formed for the purpose of acquiring loans: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization 2006-1, LLC. All of the foregoing entities have issued asset-backed securities in which the Company is not obligated to repay. Brooke Acceptance Company 2007-1, LLC, a wholly owned subsidiary of Brooke Warehouse Funding, LLC, has secured senior debt in which the Company is not obligated to repay. Each of these entities is a separate and distinct entity. Qualifying special purpose entities are specifically excluded from consideration under FIN46(R), “Consolidation of Variable Interest Entities.”

In the opinion of the management of Brooke Credit Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 2007, and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, the changes in stockholders’ equity for the nine months ended September 30, 2007, and cash flows for the nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007. BCC operates in a single business segment, that of lending to locally-owned businesses that sell insurance. Certain prior year amounts have been reclassified to conform to the current year presentation.

(a) Organization

Brooke Credit Corporation was incorporated under the laws of the State of Kansas on January 22, 1988, under the name Hess Monuments, Inc. Its name was changed to Brooke Management, Inc. in August 1990 and then to Brooke Credit Corporation in July 1994. In July 2007 the Company merged with Oakmont Acquisition Corp. (“Oakmont”), a specialty purpose acquisition company (also known as a “blank check” company) that was originally incorporated in Delaware in July 2005. Subsequent to the merger, the Company is traded over the counter under the symbol “OTCBB: BRCR.OB” and is organized under the laws of the state of Delaware. BCC’s warrants are quoted under the symbol “OTCBB: BRCRW.OB” and its units are quoted under the symbol “OTCBB: BRCRU.OB”. Brooke Corporation, a Kansas corporation, whose stock is listed on the NASDAQ Stock Market under the symbol “BXXX” was previously the sole owner of the Company and, subsequent to the merger, remains the largest shareholder owning approximately 62% of the Company.

The Company is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, the Company loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business. The Company’s lending programs feature the use of collateral preservation providers, which include industry consultants and franchisors, such as the Company’s affiliated companies, Brooke Franchise Corporation and Brooke Capital Advisors, Inc., in the preservation of collateral and assistance with loss mitigation during the life of the originated loan. The Company funds its loans through a combination of the following four mechanisms: off-balance sheet loan participations, involving the true sale of loan participation interests in individual loans; off-balance sheet loan securitizations, involving the issuance of rated and unrated asset-backed securities; off-balance sheet loan financing, involving the revolving funding of loan amounts from off-balance sheet warehouse facilities; and on-balance sheet funding, involving the funding of loan amounts from the Company’s cash, short-term and/or recourse participations, and warehouse lines of credit.

Titan Lending Group, Inc., a wholly owned subsidiary of the Company, was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Franchise Corporation. Titan Lending Group, Inc. has separate financial statements which are consolidated with the Company’s financial information.

Brooke Master Trust LLC, a Delaware bankruptcy remote special purpose limited liability company organized on September 18, 2007, is a wholly owned subsidiary of Brooke Warehouse Funding, LLC. It is anticipated that Brooke Master Trust LLC will replace Brooke Acceptance Company 2007-1 as borrower upon closing of a master trust credit facility with Fountain Square Commercial Funding Corporation (which will replace the current facility). The financial information of this subsidiary will not be consolidated with the Company’s financial information

(b) Merger with Oakmont Acquisition Corp.

Effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 (the “Merger Agreement”) by and among Oakmont Acquisition Corp. (“Oakmont”), Brooke Credit Corporation (“Brooke Kansas”) and Brooke Corporation, Brooke Kansas was merged with and into Oakmont. In connection with the merger, Oakmont changed its name to Brooke Credit Corporation (the “Surviving Corporation”). Pursuant to the Merger Agreement, each share of the issued and outstanding common stock of Oakmont was converted into one share of the validly issued, fully paid and non-assessable authorized share of common stock of the Surviving Corporation. Brooke Corporation, along with seven other former Brooke Kansas equity holders, received aggregate merger consideration of 16,304,000 shares of the Surviving Corporation’s common stock, and the common stock of Brooke Kansas was cancelled. Shares of the Surviving Corporation’s common stock received by Brooke Corporation along with shares of the Surviving Corporation purchased by the Brooke Corporation in the open market bring Brooke Corporation’s ownership position to approximately 62% of the Surviving Corporation’s issued and outstanding stock. An additional aggregate of 4,000,000 shares of the Surviving Corporation’s common stock will be issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $15,000,000 in 2007. An additional aggregate of 1,000,000 shares of the Surviving Corporation’s common stock will be issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $19,000,000 in 2008. Adjusted earnings for each applicable period equals the actual audited net after tax income of the combined company adjusted to add back all actual after tax amortization expense for intangibles resulting from the merger; plus the actual after tax amount of any negative impact to earnings associated with certain warrants, including deal related costs arising out of the accounting treatment for warrants, put/call rights, certain options or other employee equity incentive plans; and minus an amount intended to approximate interest earned on the cash in the trust account during each applicable period.

The Surviving Corporation has two categories of warrants outstanding. First, warrants outstanding totaling 17,150,332 were issued in the initial public offering of Oakmont, but did not become exercisable until the merger between Oakmont and Brooke Kansas. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole but not in part, at a price of $.01 per warrant under certain conditions. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010.

The second category includes 1,278,229 warrants which were issued by Brooke Kansas in conjunction with its private placement of debt issued in the fourth quarter of 2006. In addition, 500,000 shares of the Surviving Corporation are reserved for issuance in connection with stock or options that may be granted from time to time under the Surviving Corporation’s 2007 Equity Incentive Plan.

The merger was accounted for as a reverse acquisition. Under this method of accounting, Brooke Credit Corporation was the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a recapitalization. Accordingly, the merger was treated as the equivalent of Brooke Credit Corporation issuing stock for the net monetary assets of Oakmont accompanied by a recapitalization. The net monetary assets of Oakmont, primarily cash, were stated at their fair value, which was equivalent to its carrying value, and accordingly no goodwill or other intangible assets were recorded. As the merger was considered a reverse acquisition, the weighted average shares outstanding for all prior periods were retroactively restated to reflect the shares that were issued in the merger, 24,536,361 shares.

Prior to the merger, $43,016,000 in cash was held in trust by Oakmont for the purpose of completing a business combination. After payments totaling $4,705,000 for professional fees and other costs related to the merger, the net proceeds were $38,311,000. The proceeds were mainly used to pay down debt. The historical results prior to July 18, 2007, were that of Brooke Kansas prior to the merger.

(c) Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities and disclosures.

Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

The following are significant estimates made by management:

•	The discount, prepayment and credit loss rates used to calculate the fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales;

•	The discount, prepayment and credit loss rates used to calculate the fair value of securities resulting from asset-backed securitizations;

•	Amortization;

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans;

•	The credit metrics employed to establish the reserve for potential credit losses;

•	Amount of current and deferred income tax expense and payable; and

It is at least reasonably possible these estimates will change in the near term.

(d) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents.

(e) Restricted Cash

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan. The balance held in escrow for these purposes was $290,000 at September 30, 2007, and $564,000 at December 31, 2006.

(f) Notes and Interest Receivable, net

The net notes receivable included as part of the “Notes and interest receivable, net” asset category are available for sale. Based on management’s experience, the carrying value approximates the fair value. Accordingly, any changes in the net notes receivable balances are classified as an operating activity. Notes receivable are shown net of the reserve for credit losses of $830,000 at September 30, 2007, and $0 at December 31, 2006.

(g) Other Receivables

Other receivables include amounts due from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, as a result of the timing of certain securitized loan payments at the end of the period and sub-servicing income due to the Company for special servicing performed by the Company in connection with the Company’s securitizations and warehouses. Most of these amounts are collected within 30 days and all amounts are collected within 12 months after the date of recording.

(h) Securities

The carrying values of securities were $89,480,000 at September 30, 2007, and $50,320,000 at December 31, 2006, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold, retained over-collateralization interest in loans sold and cash reserves. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values above approximate the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risk on the transferred financial assets.

When the Company sells loans to qualifying special purpose entities that qualify as true-sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a gain on sale is recognized when the note receivables are sold. When the Company sells notes receivable to qualifying special purpose entities, it typically retains the interest rights. The component of the gain on sale of notes receivable to qualifying special purpose entities is the gain on sale the Company records associated with the interest-only strip receivable and retained interest benefit as described below, net of direct expenses. Unlike participation sales, in loans sold to qualifying special purpose entities an unaffiliated third party is the servicer and the Company is the secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells notes receivables to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivables in loans sold to qualifying special purpose entities were $26,480,000 and $12,094,000 at September 30, 2007, and December 31, 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain the fair value of the retained interest-only strip receivables resulting from the sale of note receivables to qualifying special purpose entities, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value of the interest-only strip receivables retained based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain on the interest-only strip receivable was $2,158,000 and $89,000, at September 30, 2007, and December 31, 2006, respectively. The interest-only strip receivables have varying dates of maturities ranging from the fourth quarter of 2014 to the second quarter of 2021.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interest in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $62,150,000 and $37,003,000 at September 30, 2007, and December 31, 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at September 30, 2007, and December 31, 2006, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of qualifying special purpose entities. These reserves are for the benefit of the third party trustee and servicer and, if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the qualifying special purpose entity has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following qualifying special purpose entities: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007 Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off-balance sheet facility through Brooke Warehouse Funding LLC’s wholly owned qualifying special purpose entity, Brooke Acceptance Company 2007-1 LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Acceptance Company 2007-1, LLC. Loans sold to Brooke Warehouse Funding, LLC are participated to Brooke Acceptance Company 2007-1, LLC which are then pledged to Fifth Third Bank for the off-balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Acceptance Company 2007-1, LLC and the pledge to Fifth Third Bank occur simultaneously.

Upon the sale of financial assets to qualifying special purpose entities, the unaffiliated trustees over the qualifying special purpose entities and the investors and lenders to the qualifying special purpose entities obtain full control over the assets and the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is primarily the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets. The Company is retained as a secondary or sub-servicer. No servicing asset or servicing liability is recorded because servicing income is offset by servicing expense and represents the adequate compensation as determined by the market.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

Cash flows associated with the Company’s retained assets in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans, investors and creditors of the qualifying special purpose entities. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained assets. Although the Company expects to receive a certain level of cash flows over the life of the sold financial assets and the term of the asset-backed securities and senior debt secured by the qualifying special purpose entities, the Company will not receive full return of its retained assets until all obligations of the qualifying special purpose entities with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006, which was included in other income on the consolidated statement of operations. The Company believes that over the life of the securitizations, the prepayment rate assumption used continues to be appropriate. Summarized in footnote 3 is a sensitivity analysis or stress test on retained interests to determine the impact of 10% and 20% variances in key assumptions currently used by management to calculate the fair value of retained interests.

Footnote 3 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables.

(i) Interest-Only Strip Receivable

The aggregate carrying values of interest-only strip receivables were $7,949,000 and $4,511,000 at September 30, 2007, and December 31, 2006, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $271,000 and $98,000 at September 30, 2007, and December 31, 2006, respectively. The interest-only strip receivables have varying maturities ranging from the third quarter of 2011 to the first quarter of 2027.

When the Company sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved.

(j) Deferred Charges

Deferred charges include loan fees paid in 2004, 2005, and 2007 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,663,000, of which $696,000 was paid in 2004 to establish the line of credit, $300,000 was paid in 2005 to increase the line of credit, and $667,000 was paid in September 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,646,000 in costs associated with the debt offering that occurred in November 2006 which will be amortized over the period ending at the maturity date of the debt. Net of amortization, the balance of deferred charges was $5,511,000 and $5,691,000 at September 30, 2007, and December 31, 2006, respectively.

(k) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the contract database, capitalized software expense and prepaid insurance expenses.

The contract database asset consists of legal and professional fees associated with development of standardized documents relating to the creation of a new asset class for securitization and rating of insurance agency loan pools. The initial one-time development cost of standardized documents for creating a new security asset class is non-recurring and securitization of subsequent insurance agency loan pools results in lower and routine transaction expenses. This asset is being amortized over a five-year period because the benefits are expected to last at least five years and because significant changes to the associated standardized documents will probably not be required for five years. Net of amortization, the balance of the contract database was $87,000 and $196,000 at September 30, 2007, and December 31, 2006, respectively. The balance of the capitalized software was $134,000 and $0 at September 30, 2007, and December 31, 2006, respectively.

The prepaid insurance expenses consist of prepaid premium amounts on financial guaranty policies purchased through CJD & Associates, LLC, a subsidiary of Brooke Brokerage Corporation, which are issued by DB Indemnity, Ltd., (“DB Indemnity”), a captive subsidiary of Brooke Bancshares, a wholly owned subsidiary of Brooke Corporation, and prepaid directors and officers liability insurance. The financial guaranty policies are in force on the loan until such time the loan reaches 50% of its original principal amount that was insured. The prepaid premium amounts are refundable to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is sold as part of an asset-backed securitization. The balance of this prepaid premium on financial guaranty policies was $2,833,000 and $841,000 at September 30, 2007, and December 31, 2006, respectively. The balance of the prepaid directors and officers liability insurance was $89,000 and $0 at September 30, 2007 and December 31, 2006, respectively.

(l) Warrant Obligation

The warrant obligation consisted of the detachable warrants issued in connection with the debt offering during the fourth quarter of 2006. The detachable noteholder warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.

SFAS 150 required the detachable warrants issued to the noteholders to be classified as a liability since the warrants incorporated a put option. The holders of these warrants could exercise their rights to force the Company to repurchase the warrants and/or warrant shares at the appraised value of the common stock, less the warrant exercise price of $0.01 per share.

The warrant obligation was initially recorded at its fair market value at the close of the offering, on November 1, 2006, of $2,737,000, using a valuation model obtained from CBIZ Valuation Group, LLC, a third-party valuation expert. As of December 31, 2006, the fair market value of these warrants was $2,821,000.

During July 2007, the warrants were amended to remove the put option. Therefore, the warrants are no longer properly shown as a liability, and their fair market value as of the date of the amendment is recorded as additional paid in capital in equity. The decrease in the market value of the liability from December 31, 2006 until July 2007, $467,000, was recorded as a reduction of other interest expense for the nine months ended September 30, 2007.

(m) Stockholders’ Equity

Prior to the Oakmont merger on July 18, 2007, the Company’s authorized capital stock consisted of 50,000,000 shares of common stock of which 5,650,000 shares were issued and outstanding at December 31, 2006. In February 2007, the Board of Directors directed 111,523 of authorized but unissued shares of stock being held in the Company’s name to be issued to Brooke Corporation. All stock has a par value of $.01 per share. All of the Company’s prior common stock were exchanged for shares of Oakmont, and subsequently converted into shares of Brooke Credit Corporation upon consummation of the merger described above.

Warrants issued in association with a $45,000,000 private placement debt offering in November 2006 were exchanged as well and remain outstanding at September 30, 2007. These warrants, 1,278,229 in total, have a nominal exercise price ($0.01), are exercisable immediately and expire on October 31, 2014. In July 2007 these warrants were amended to remove a put option in exchange for the issuance of an additional 127,120 warrants. Therefore, the fair market value as of July 16, 2007, is recorded as additional paid in capital. These warrants, and the associated financing, are discussed further in footnote 4.

The effects of the merger on the Company’s outstanding common stock and warrants are shown below.

		Conversion in the Merger		Restricted Stock Award Shares Issued	Outstanding at September 30, 2007
	Prior to the Merger	Existing Equity Exchanged	New Equity Issued
Common shares issued and outstanding:
Brooke Kansas stockholders	5,762	(5,762)	15,117	1,187	16,304
Former Oakmont stockholders	—	—	9,419	—	9,419

Total Brooke Credit Corporation stockholders	5,762	(5,762)	24,536	1,187	25,723

Outstanding warrants:
Warrants issued with 2006 debt financing	439	(439)	1,278	—	1,278
Warrants issued in initial Oakmont public offering	—	—	17,150	—	17,150
Warrants issued to Morgan Joseph by Oakmont	—	—	1,440	—	1,440

Total Brooke Credit
Corporation warrants	439	(439)	19,868	—	19,868

As a result of the merger and shares issued under the restricted stock award, there were 99,000,000 shares of common stock authorized with 25,722,898 shares issued and outstanding at September 30, 2007, with a par value of $.01 a share. There were also 1,000,000 shares of preferred stock authorized but none of these shares was issued and outstanding at September 30. 2007. Additionally, there were 17,150,332 warrants issued in the initial public offering of Oakmont outstanding. These warrants did not become exercisable until the merger between Oakmont and Brooke Credit Corporation. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole but not in part, at a price of $.01 per warrant at any time upon a minimum of 30 days’ written notice of redemption if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. These warrants are identical to those noted above except that each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

(n) Revenue Recognition

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to purchasers of its loans, such as participating lenders and qualifying special purpose entities that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $23,963,000 and $16,582,000, respectively, for the nine months ended September 30, 2007 and 2006. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield from each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income. Any related fees or costs associated with the issuance of the loan that are not directly offset against loan origination fees (see below) are deferred over the life of the loan. Amortization of these costs is calculated over the life of the loans as an adjustment of the interest yield.

Gain on sale of notes receivable. When the sale of a loan meets the criteria to be accounted for as a true sale, established by SFAS 140, a gain on sale is recognized when the note receivable is sold. When the Company sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer, and the proceeds received.

Loan origination fees. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. However, in the future if loan origination fees exceed these loan originations expense, the excess will be reported as interest income over the life of the loan as an adjustment of the interest yield. Loan origination fees reimburse the Company for cash outflows associated with the up-front issuance costs such as financial guaranty policy premiums, collateral preservation services, travel expenses for location inspections or meetings with the borrowers, and placement of the loans to outside investors.

(o) Provision for Credit Losses

The Company’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse special purpose entities which are classified as on-balance sheet) and the Company’s retained interest in loans that are sold to qualifying special purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Historically, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the Company’s affiliated company, Brooke Franchise Corporation, are typically distributed to the Company for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors.

However, given the rapid growth that BCC has experienced over the past eighteen months, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; the Company established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $830,000 was established with an offsetting charge to loan loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

(p) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and funeral home loans in the United States, to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada, to Fifth Third Bank on a line of credit loan for the purpose of originating insurance agency and funeral home loans in the United States and, for the period ended September 30, 2007, to Home Federal Savings and Loan Association of Nebraska on a line of credit loan for the purpose of financing the over-collateralization portion of loans funded with the aforementioned lines of credit; therefore, this interest is accounted for as an operating expense. Interest expense for these lines of credit for the nine months ended September 30, 2007 and 2006 was $2,417,000 and $1,881,000, respectively.

(q) Collateral Preservation (CP)

Collateral preservation expense is comprised of up-front, ongoing and special fees paid to CP providers. The Company hires collateral preservation providers which are industry consultants and specialists for all of the Company’s loans (See footnote 10 for a discussion or related party CP providers). An initial fee is paid to the CP providers for assistance in sourcing and underwriting new loans. The majority of this expense is offset by loan origination fees charged to borrowers. An ongoing fee is also paid to the CP providers to assist the Company in preserving the loan collateral or the value of the borrower’s business. These CP providers provide monitoring, assistance and business liquidation services if required. An additional fee is generally paid to CP providers for liquidation services.

(r) Income Taxes

The Company filed its federal income tax return on a consolidated basis with Brooke Corporation until the Oakmont merger. Following the merger BCC will be filing separate tax returns. The Company recorded provisions for income tax expense of $6,577,000 and $3,330,000 for the nine months ended September 30, 2007 and 2006, respectively. This tax expense was calculated for 2007 and 2006 based on the Company’s effective tax rate plus the change in deferred income taxes during the year. Deferred tax liabilities were recorded in 2007 and 2006 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and estimated tax rates. Footnote 5 provides further detail on the Company’s taxes.

2. Earnings Per Share Data

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of the common shares outstanding for the period. The weighted average shares outstanding for all prior periods were retroactively restated to 24,536,361 shares, the number of shares issued in the Oakmont merger. Diluted earnings per share reflect the potential dilution that could occur if certain warrants were exercised. The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic shares	25,532	24,536	24,892	24,536
Effect of dilution	658	—	177	—

Diluted shares	26,190	24,536	25,069	24,536

Potentially dilutive shares excluded from the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warrants where the exercise price is greater than the average market price of the shares	1,440	—	1,440	—
Warrants which are anti-dilutive	1,278	—	1,278	—
Units where the exercise price is greater than the average market price of the units	720	—	720	—

The following reconciles net income as shown on the statement of operations to net income available to common stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,285	$2,861	$10,731	$5,433
Income attributable to warrant holders	(109)	—	(524)	—

Net income available to common stockholders for purposes of computing earnings per share	$2,176	$2,861	$10,207	$5,433

3. Notes and Interest Receivable, net

Notes and interest receivable, net consisted of the following:

	September 30, 2007	December 31, 2006
Business loans	$561,406	$422,684
Less: Business loans sold	(497,278)	(328,748)
Commercial real estate loans	81,511	60,594
Less: Real estate loans sold	(71,948)	(22,572)
Loans with related parties	16,201	6,175
Less: Related party loans sold**	(15,904)	(5,858)
Loans sold not classified as a true sale	21,774	33,045
Related party loans sold not classified as a true sale	774	2,681

Total notes receivable, net	96,536	168,001
Interest earned not collected on notes*	5,412	3,432
Loan loss reserve	(830)	—

Total notes and interest receivable, net	$101,118	$171,433

*	The Company had a corresponding liability for interest payable to participating lenders in the amounts of $1,961,000 and $993,000 at September 30, 2007, and December 31, 2006, respectively.
**	The Brooke Corporation notes receivable that have not been sold are presented in the Receivable from Brooke Corporation line item on the Consolidated Balance Sheet and therefore, are excluded from notes receivable and this table. See footnote 9 for a further discussion of the transactions with Brooke Corporation.

The Company has loaned money to related parties. These notes receivable are discussed further in footnote 10.

Loan participations and the sale of loans to qualifying special purpose entities that issue off-balance sheet asset-backed securities and bank debt represent the transfer of notes receivable, by sale, to “participating” lenders or qualifying special purpose entities. The Company receives consideration from the transfer of note receivables through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The transfers that do not meet the criteria established by SFAS 140 are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At September 30, 2007, and December 31, 2006, secured borrowings totaled $22,548,000 and $35,726,000, respectively. Of such amounts at September 30, 2007, and December 31, 2006, secured borrowings on related party loans totaled $774,000 and $2,681,000, respectively.

Of the notes receivable sold at September 30, 2007, and December 31, 2006, $562,582,000 and $321,452,000, respectively, were accounted for as sales because the transfers met the criteria established by SFAS 140. The notes sold at September 30, 2007, consisted of $313,089,000 sales in securitizations, $234,363,000 sales in participations, and $15,130,000 sales in participations for related parties’ balances. The notes sold at December 31, 2006 consisted of $167,870,000 sales in securitizations, $150,405,000 sales in participations, and $3,177,000 sales in participations for related parties’ balances. Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, nor obligate, the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest income and servicing income. Gains or losses on sales of the notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer.

The Company is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance on loan participations. In those instances when annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a pro-rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

The Company is typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding transferred loan balances on loans to qualifying special purpose entities that qualify for true sale. Additionally, the Company often retains interest income. The Company’s right to interest income is subordinate to the investor and lender’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

When the Company sells loans to a qualifying special purpose entity an interest receivable is retained. The fair value of the difference between the loans sold and the securities issued to accredited investors, and the fair value of interest receivable are recorded as securities. A history of loans securitized follows:

	Apr 2003	Nov 2003	Jun 2004	Mar 2005	Dec 2005	Jul 2006
Loans sold initially	$15,825	$23,526	$24,832	$40,993	$64,111	$65,433
Asset-backed securities issued	13,350	18,500	20,000	32,000	51,500	52,346
Securities retained at September 30, 2007:
Interest-only strip receivables	$90	$127	$1,121	$1,772	$3,360	$3,794
Over-collateralization interests	940	1,839	2,481	5,932	7,745	10,839
Cash reserves	125	125	125	125	175	175

Total	$1,155	$2,091	$3,727	$7,829	$11,280	$14,808

Securities retained at December 31, 2006	$2,307	$3,511	$3,612	$9,339	$14,891	$16,660

Servicing income, nine months ended:
September 30, 2007	$2	$3	$4	$23	$35	$46
September 30, 2006	4	7	6	28	47	12

In March 2007, the Company initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to the Company. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for true sale treatment under SFAS 140. As of September 30, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $180,270,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or fair value of retained residual assets, was recorded on the Company’s books as a security with a balance of $48,590,000 on September 30, 2007. This retained security was comprised of retained interest-only strip receivable totaling $16,216,000 and retained over-collateralization interests in the special purpose entity totaling $32,374,000. The Company received servicing income as sub-servicer of the facility of $103,000 for the nine months ended September 30, 2007. The facility contains the following financial covenants: minimum stockholders’ equity of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility also contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances.

The table below summarizes certain cash flows received from and paid to qualifying special purpose entities (“SPEs”) in connection with the Company’s off-balance sheet securitizations and credit facilities:

	September 30, 2007	December 31, 2006
Proceeds from SPEs in connection with new loan sales to SPEs*	$52,763	$52,346
Proceeds reinvested by the Company in SPEs (retained equity interest)**	12,091	13,087
Servicing fees received by the Company	217	147
Other cash flows received on the Company’s retained interests***	2,840	8,982
Proceeds from collections reinvested in (revolving-period) securitizations	—	—

*	This amount represents total loans sold by the Company to qualifying SPEs in connection with off-balance sheet securitizations and credit facilities.
**	This amount represents the Company’s retained equity interest in the securitization or credit facility special purpose entities.
***	This amount represents total cash flows received from retained interests by the Company other than servicing fees. Other cash flows include cash flows from interest-only strip receivables and cash above the minimum required level in cash collateral accounts.

At September 30, 2007, and December 31, 2006, the Company had transferred assets with balances, including related party loans, totaling $562,582,000 and $321,452,000, respectively. Asset transfers resulted in pretax gains for the nine months ended September 30, 2007 and 2006, of $15,376,000 and $6,068,000 respectively. The pretax gains include related party gain on sale of $35,000 and a loss on sale of $11,000 for the nine months ended September 30, 2007 and 2006, respectively.

The fair value of retained interest-only strip receivables is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. The fair value of the retained interest-only strip receivables is also reduced by the amount of estimated credit losses on loans sold in qualifying special purpose entities that qualify as true sales, which are calculated using the estimated credit loss percentage noted in the following table. At September 30, 2007, and December 31, 2006, the fair value of retained interest-only strip receivables recorded by the Company was $34,429,000 and $16,605,000, respectively. Of the total at September 30, 2007, $7,949,000 was included in Interest-only strip receivable and $26,480,000 was included in Securities on the balance sheet.

Of the business and real estate loans at September 30, 2007, and December 31, 2006, $144,000 and $2,247,000, respectively, in loans were sold to various participating lenders with recourse to the Company. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from the Company against liquidation proceeds in the amount of regular loan payments. At September 30, 2007, all such recourse loans: a) had no balances more than 60 days past due and b) had adequate collateral. No recourse loan participations were in default at September 30, 2007.

To obtain fair values of retained interests, quoted market prices are used, if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses, prepayment speed and discount rates commensurate with the risks involved.

The value of the servicing asset or liability is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The following table provides the changes in the Company’s servicing asset and liability subsequently measured using the amortization method. The fair values exclude the servicing asset and liability on related party loans sold.

	September 30, 2007		December 31, 2006
	Servicing Asset	Servicing Liability	Servicing Asset	Servicing Liability
Carrying amount, beginning of year	$4,512	$23	$2,650	$34
Additions:
Servicing obligations that result from transfer of financial assets	3,334	—	5,491	—
Subtractions:
Disposals	(644)	—	(2,878)	—
Amortization	(854)	(6)	(751)	(11)

Carrying amount, end of period	6,348	17	4,512	23
Pertaining to related party loans sold	64	33	52	51

Total amount, end of period	$6,412	$50	$4,564	$74

Fair value as of: Beginning of year	$5,176	$24	$3,077	$34

End of period	$7,011	$18	$5,176	$24

The dominant risk characteristics of the underlying loans of the Company’s retained interest-only strip receivables and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however, management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets from fixed-rate loans than have been used for adjustable-rate loans. However, for presentation purposes and due to the immateriality of the fixed-rate stratum, they have been combined in the tables hereafter. The fixed-rate stratum represents less than 1.00% of the retained interest and servicing assets. In addition, the Company does not typically any longer originate fixed-rate loans and, therefore, there are typically not any new assets resulting from fixed-rate loans. No valuation allowance has been established because the fair value for the adjustable-rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value. Impairment of retained interests and servicing assets are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books, no impairment has occurred. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, the Company writes the asset to the new discounted revenue stream. During 2006, the securitized pools of loans experienced increases in the prepayment rate and, as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006, which was included in other income on the Consolidated Statements of Operations. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. No impairment was recognized for the nine months ended September 30, 2007.

For the twelve months ended September 30, 2007, the Company’s loan portfolio experienced an annualized prepayment rate of approximately 14.1%, which was higher than management’s assumption ranging from 8% on fixed rate loans, and 10% on variable rate loans. Management believes that this increase during 2007 is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. The prepayment assumption of 8% to 10%

determined by management is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, management continues to believe the average annual rate assumption used by management is appropriate. Shorter term swings in prepayment rates typically occur because of cycles within a marketplace, such a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

At September 30, 2007, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year follow (rates per annum):

	Business Loans
	Adjustable- Rate Stratum*	Fixed- Rate Stratum
Prepayment speed	10%	8%
Weighted average life (in months)	121	131
Expected credit losses	0.50%	0.21%
Discount rate**	11%	11%

*

Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%-4.00%). Contract terms vary but, for most loans made prior to the third quarter of 2004, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, most contract terms on new loans are adjusted daily to an index as noted above.

**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

At September 30, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions follow:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate)	8% – 10%
Impact on fair value of 10% adverse change	$(778)
Impact on fair value of 20% adverse change	(1,533)

Expected credit losses (annual rate)	0.21% – 0.50%
Impact on fair value of 10% adverse change	$(332)
Impact on fair value of 20% adverse change	(657)

Discount rate (annual)*	11%
Impact on fair value of 10% adverse change	$(1,513)
Impact on fair value of 20% adverse change	(2,808)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $547,452,000 which excludes related party loans of $15,130,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to qualifying special purpose entities.

The calculations exclude the retained interest-only strip receivables and servicing assets on related party loans sold. The interest-only strip receivables on related party loans sold were $24,000 at September 30, 2007, and $14,000 at December 31, 2006. The servicing assets on related party loans sold were $64,000 at September 30, 2007, and $52,000 at December 31, 2006.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$12,071	$11,832
Servicing expense	(2,166)	(2,122)
Discount of estimated cash flows at 11.00% rate	(3,704)	(3,609)

Carrying value of servicing asset after effect of increases	6,201	6,101
Carrying value of servicing asset before effect of increases	6,348	6,348

Decrease of carrying value due to increase in prepayments	$(147)	$(247)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$57,602	$56,162
Estimated credit losses	(5,411)	(5,009)
Discount of estimated cash flows at 11.00% rate	(18,417)	(18,034)

Carrying value of retained interests after effect of increases	33,774	33,119
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in prepayments	$(631)	$(1,286)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$59,009	$59,009
Estimated credit losses	(5,733)	(6,190)
Discount of estimated cash flows at 11.00% rate	(19,203)	(19,071)

Carrying value of retained interests after effect of increases	34,073	33,748
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in credit losses	$(332)	$(657)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$12,410	$12,410
Servicing expense	(2,244)	(2,244)
Discount of estimated cash flows	(4,047)	(4,245)

Carrying value of servicing asset after effect of increases	6,119	5,921
Carrying value of servicing asset before effect of increases	6,348	6,348

Decrease of carrying value due to increase in discount rate	$(229)	$(427)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$59,009	$59,009
Estimated credit losses	(5,260)	(5,260)
Discount of estimated cash flows	(20,628)	(21,725)

Carrying value of retained interests after effect of increases	33,121	32,024
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in discount rate	$(1,284)	$(2,381)

The following illustrates the disclosure of static pool credit losses to the Company for loans sold in securitizations. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that portfolio loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans sold in each of the last three years.

	Securitized Loans Sold in
Actual Credit Loss Percentage at	2007*	2006	2005
September 30, 2007	0.0%	0.0%	0.60%
December 31, 2006		0.0%	0.16%
December 31, 2005			0.00%

*	There have been no loans sold in securitizations in 2007 to date.

The following table presents quantitative information about the loan portfolio, including balances, delinquencies and net credit losses. The related parties’ balances are excluded from the table below. At and for the periods ended September 30, 2007, and December 31, 2006, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. See footnotes 9 and 10 for further discussion of the related party notes.

	Total Loan Principal		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Loan portfolio consists of:
Loans on balance sheet****	$95,465	$82,961	$7,761	$1,931	$186	$168
Loans on balance sheet held in bankruptcy-remote warehouses	—	82,042	—	—	—	—
Loans participated***	234,363	150,405	1,840	360	—	—
Loans securitized	313,089	167,870	7,362	—	1,000	357

Total loans managed	$642,917	$483,278	$16,963	$2,291	$1,186	$525

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.
***	Loans participated represents true sale loan participations sold.
****	Loans on the balance sheet exclude a reserve for credit loss of $830,000 at September 30, 2007, and $0 at December 31, 2006.

4. Bank Loans and Other Long-Term Obligations

	September 30, 2007	December 31, 2006
DZ Bank AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available increased from $80,000,000 to $150,000,000 in September 2007. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was 6.45% at September 30, 2007, with interest due monthly.	$—	$—

Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit was extended to August 2008. Interest rate is variable and was 7.75% at September 30, 2007, with interest and principal due monthly.	3,700	2,605

Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007, subsequently extended to February 2008. Interest rate is variable and was 7.00% at September 30, 2007, with interest due monthly.	8,622	8,329

Fifth Third Bank line of credit. Maximum line of credit available of $85,000,000. Collateralized by notes receivable. Line of credit due September 2009. The loan was paid in full on March 30, 2007.	—	68,233

Home Federal Savings and Loan Association of Nebraska line of credit. Maximum line of credit available of $7,500,000. Collateralized by cash flows of securities and other assets. Line of credit due November 2009. Interest rate is variable and was 9.0% at September 30, 2007, with interest and principal due monthly.	6,502	7,477

Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes are 10.00%. Maturities range from January 2008 to February 2009.	5,702	10,606

Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,499,000. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,501	42,304

Total bank loans and notes payable	67,027	139,554
Less: Current maturities and short-term debt	(23,876)	(96,660)

Total long-term debt	$43,151	$42,894

The note payable to DZ Bank AG Deutsche Zentral-Genossenschaftsbank contains certain financial covenants within the credit and security agreement, which include the following requirements of the Company: (a) maintain a minimum stockholders’ equity of (i) $6,000,000, plus (ii) 75% of cumulative positive consolidated net income for all fiscal quarters (after adjustments for distributions to its stockholders, and excluding any fiscal quarter for which consolidated net income was negative), plus (iii) 75% of all equity and subordinated debt issued or incurred by the Company or its subsidiaries and (b) the Company must maintain, as at the end of each fiscal quarter, a positive consolidated net income for the four fiscal quarter periods then ended. Under the credit and security agreement, Brooke Corporation is also subject to certain minimum stockholders’ equity requirements.

The note payable to Valley View Bank contains a covenant to maintain a minimum stockholders’ equity of $6,100,000.

The note payable to Fifth Third Bank, Canadian Branch, contains a covenant to maintain a minimum stockholders’ equity of $35,000,000.

The note payable to Fifth Third Bank, which was paid in full on March 30, 2007, contained covenants to maintain a minimum stockholders’ equity of $40,000,000 and maintain positive net income for the trailing four quarters. Brooke Corporation is also subject to certain minimum stockholders’ equity requirements. The Fifth Third Bank warehouse facility also placed restrictions on certain other warehouse line indebtedness to a maximum of $85,000,000.

The note payable to Home Federal Savings and Loan Association of Nebraska contains a covenant to maintain a minimum stockholders’ equity of $40,000,000.

In November 2006, the Company closed a private placement debt offering consisting of $45,000,000 in 12% per annum fixed-rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. The number of these warrants and those regarding the Morgan Joseph & Co. warrants below has been adjusted to reflect the recapitalization associated with the Oakmont merger. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by the Company, and the remainder of proceeds were used to fund the Company’s growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance totaled approximately $4,646,000. These costs were deferred and are being amortized using the effective interest method over the life of the notes. This includes 263,556 warrants issued to the placement agent, Morgan Joseph & Co. Inc., or $900,000 worth of common stock. The total amount of amortization resulting from debt issuance costs for the nine months ended September 30, 2007 was $338,000. The maturity date of the privately placed notes is April 30, 2013. No principal payments are required until maturity. The notes are collateralized by a lien on substantially all of the Company’s assets, including accounts, general intangibles and instruments, but are not collateralized by loans sold to warehouse special purpose entities and membership interest of certain special purpose entities. In addition, the secured parties have agreed to release their interest in loans sold to participating lenders and securitization special purpose entities.

The Company is permitted to prepay the notes, in whole or in part, any time after November 1, 2009; however, a prepayment premium does apply. If the notes are prepaid between November 1, 2009 and October 31, 2010, a prepayment penalty of 6% applies. If the notes are prepaid between November 1, 2010 and October 31, 2011, a prepayment penalty of 3% applies. If prepaid after October 31, 2011 no prepayment penalty will be charged. A change of control event could cause the note holders to require the Company to prepay the notes in part or in full. Certain of the mandatory repurchase events are outside the control of the Company.

The notes contain the following financial covenants: maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The notes also contain other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances.

In conjunction with this financing, the Company issued warrants to the noteholders to acquire 1,014,673 shares of the Company’s common stock for a nominal exercise price ($0.01), subject to anti-dilution adjustments. These warrants were exercisable immediately and expire on October 31, 2014, eight years from the date of the debt offering closing. The noteholder warrants contain an automatic cashless exercise provision if, at the expiration date, there are amounts unexercised. Neither the noteholder warrants nor the shares issuable upon exercise of the noteholder warrants have been registered pursuant to the Securities Act of 1933. The noteholder warrants do contain piggyback registration rights and demand registration rights in certain circumstances. Six months after a qualifying initial public offering (which is defined as a public offering of shares of the company from which aggregate gross proceeds from such offering and prior public offerings equals or exceeds $50,000,000 and the shares are listed on either the New York Stock Exchange or NASDAQ), the holders of at least 50% of all warrants or warrant shares can demand registration that could require the Company to use its best efforts to effect a registration. However, in the event an effective registration is not obtained, the agreements do not contain a specific provision requiring cash settlement of the warrants or warrant shares. The private placement agreements were amended in July 2007. The Amendment, among other things, stated that the Oakmont merger was considered a qualifying initial public offering with respect to demand registration rights.

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the nine months ended September 30, 2007 was $197,000. At September 30, 2007 the balance of the discount was $2,499,000.

In conjunction with this financing, the Company issued warrants to the placement agent, Morgan Joseph & Co. Inc., to acquire 263,556 shares of the offering, or $900,000 worth of common stock, for a nominal exercise price ($0.01), subject to anti-dilution adjustments. The valuation model discussed above was used to determine the number of warrant shares issuable to the placement agent to affect the $900,000 (2% of debt offering) value owed to the placement agent. These warrants were exercisable immediately and expire on October 31, 2011, five years from the date of the debt offering closing. The placement agent warrants are not within the scope of SFAS 150, but do qualify for the scope exception in paragraph 11 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and do qualify for equity treatment under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As mentioned above, the placement agent warrants are a direct issuance cost and are deferred as such and amortized over the life of the notes.

The placement agent warrants contain an automatic cashless exercise provision if, at the expiration date, there are amounts unexercised. Neither the placement agent warrants nor the shares issuable upon exercise of the placement agent warrants have been registered pursuant to the Securities Act of 1933. The placement agent warrants do contain piggyback registration rights in certain circumstances. However, in the event an effective registration is not obtained, the agreements do not contain a specific provision requiring cash settlement of the warrants or warrant shares. In the event of a qualified initial public offering, certain of the provisions of the warrants are extinguished, such as certain covenants and anti-dilution protection.

The noteholder and placement agent warrant agreements contain rights to special distributions, including cash dividends. However, pursuant to the note agreement, the Company is restricted from making distributions other than in limited circumstances.

Total balances of the Company’s bank lines of credit collateralized by notes receivable were $12,322,000 and $79,167,000 as of September 30, 2007, and December 31, 2006, respectively. These balances were collateralized by notes receivables totaling $15,737,000 and $95,246,000 as of September 30, 2007, and December 31, 2006, respectively.

The other bank loans and other long-term obligations do not contain covenants that require the Company to maintain minimum financial ratios or net worth, restrict the Company’s ability to buy or sell assets, restrict the Company’s ability to incur additional debt, or include any subjective acceleration clauses.

Interest expense incurred on bank loans, notes payable and other long-term obligations for the nine months ended September 30, 2007 and 2006 was $4,872,000 and $2,317,000, respectively. Interest incurred on the lines of credit is classified as other operating interest expense as discussed in footnote 1 (p).

The future scheduled maturities of debt follow:

Periods Ending September 30,	Bank Loans and Notes Payable
2008	$23,876
2009	649
2010	—
2011	—
2012	—
2013 and thereafter	42,502

Total long-term debt	67,027
Less: Current maturities	23,876

Long-term debt less current maturities	$43,151

5. Income Taxes

Income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. These elements of income tax expense follow:

	Nine Months Ended September 30,
	2007	2006
Current	$826	$469
Deferred	5,751	2,861

Income tax expense	$6,577	$3,330

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate follows:

	Nine Months Ended September 30,
	2007	2006
U.S. federal statutory tax rate	35%	35%
State statutory tax rate	4%	4%
Miscellaneous	-1%	-1%

Effective tax rate	38%	38%

	September 30, 2007	December 31, 2006
Deferred income tax liability, beginning of year	$8,881	$247
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	1,175	162
Accumulated other comprehensive income (loss) on currency exchange	220	(68)
Gain on sale of notes receivable	4,355	8,540

Deferred income tax liability, end of period	$14,631	$8,881

Deferred income tax liability: Current	$1,484	$1,196
Long-term	13,147	7,685

Deferred income tax liability total	$14,631	$8,881

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

Prior to the Oakmont merger, the Company filed a consolidated federal income tax return with Brooke Corporation. For 2006, pursuant to the Servicing and Tax Allocation Agreement, the Company was obligated to pay to Brooke Corporation its share of any consolidated tax liabilities for the 2006 fiscal tax year. The amount was calculated as 38% of the Company’s taxable income, excluding any income resulting from deferred liabilities from any prior tax year or years related to gains on sale. In 2006, the Company began to recognize the deferred tax liabilities that result from the gain on sale revenues.

Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a predetermined payment schedule. The predetermined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered.

Effective with the Oakmont merger on July 18, 2007, the Company began filing separate tax returns and paying its tax obligations directly to the taxing authorities.

6. Share-Based Compensation

Statement of Financial Accounting Standards No. 123R (Revised) “Share-Based Payments” requires the Company to measure the cost of equity classified share-based compensation awards at the grant date fair value in exchange for employee services rendered. All nonvested stock awards’ fair value is determined on the date of grant and recorded as compensation expense over the attribution period, which is generally the vesting period.

The 2007 Brooke Credit Corporation Equity Incentive Plan-A, adopted July 16, 2007, granted 1,186,537 shares of post merger restricted common stock, with a grant date fair value of $5.73 a share, to certain of the Company’s officers. The grant date fair value was based on the average market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is annually from 2008 through 2010. The grant date fair value of nonvested shares is recorded to expense on a straight-line basis over the vesting period. The related compensation cost was $991,000, before a deferred tax benefit of $376,000, for the nine months ended September 30, 2007. This Plan was suspended July 18, 2007, and no additional shares are available for future issuance. As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $5,809,000, which will be expensed as follows: $1,183,000 in the fourth quarter of 2007, $2,267,000 in 2008, $2,267,000 in 2009 and $92,000 in 2010.

Oakmont’s Board of Directors approved the 2007 Brooke Credit Corporation Equity Incentive Plan-B on June 22, 2007. This Plan was approved by Oakmont’s shareholders on July 18, 2007. Upon approval of the merger, as of the same date, the Plan became the 2007 Brooke Credit Corporation Equity Incentive Plan-B and reserves 500,000 shares of common stock for future issuance. No shares are currently outstanding under the plan.

7. Employee Benefit Plans

The Company participates in Brooke Corporation’s defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company provides a 50% matching contribution up to a maximum contribution for every dollar an employee contributes, up to a maximum contribution per individual of $3,000 for the plan year. Employer contributions of $15,000 and $0 were charged to expense for the nine months ended September 30, 2007 and 2006, respectively.

8. Concentrations of Risk

BCC had the following risk concentrations at September 30, 2007.

The Company maintains cash balances at several banks. BCC had account balances of $439,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

Approximately 51% of the Company’s loans were to Brooke Franchise Corporation franchisees. Brooke Franchise Corporation is the sole collateral preservation provider for these loans.

The Company, through its qualifying special purpose entity subsidiaries, had $147,449,000 in off-balance sheet debt outstanding to one financial institution, representing 47% of the total assets then sold through qualifying special purpose entities. BCC had also sold asset-backed securities totaling $60,527,000 to one financial institution, representing 19% of the total assets then sold through qualifying special purpose entities. The Company had sold participation interests in loans totaling $110,993,000 to two financial institutions. This represents 41% of the participation interests then sold.

Approximately 26% of the Company’s total loans (both on- and off-balance sheet) were located in Florida.

The four largest loans comprised 11% of the total loan portfolio excluding related party loans.

9. Transactions with Brooke Corporation

The Company relies on Brooke Corporation to provide facilities, administrative support, cash management, and legal services. The Company pays a monthly administrative fee of $187,500 in 2007, and paid $150,000 in 2006 for these shared services. The total amount paid to Brooke Corporation for these shared services was $1,687,000 and $1,350,000 for the nine months ended September 30, 2007 and 2006, respectively.

From time to time, Brooke Corporation may guarantee contractual performance of the Company in the ordinary course of business including certain of the Company’s obligations to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, securitization investors and Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC.

In January 2007, the Company made a loan to Brooke Corporation in the amount of $9,500,000 with a maturity date of December 4, 2007. Interest payments were due monthly. The outstanding principal balance and accrued interest balance of $8,376,000 was paid in full in June 2007.

In November 2005, the Company made a loan to Brooke Corporation in the amount of $5,000,000 with a maturity date of November 15, 2007. Payments of principal and interest are due monthly. The note stated an initial interest rate of 8.5%, with a variable interest rate of 150 basis points over the New York Prime rate. Interest receivable on the loan at September 30, 2007, was $2,000. At September 30, 2007, the Company’s total loss exposure related to this loan was $23,000 as $428,000 of the $451,000 principal balance was sold without recourse to unaffiliated lenders.

In November 2006, the Company made a loan to Brooke Corporation in the amount of $7,500,000 with a maturity date of April 15, 2013. Payments of principal and interest are due monthly. The note stated an initial interest rate of 11.75%, with a variable interest rate of 350 basis points over the New York Prime rate. Interest accrued on the loan at September 30, 2007 was $29,000. At September 30, 2007, the Company’s total loss exposure related to this loan was $6,722,000 as none of the principal balance was sold without recourse to unaffiliated lenders.

In June 2007, the Company made a loan to Brooke Corporation of $11,500,000 with a maturity date of March 15, 2008. Principal is due at maturity while interest is due monthly. The note carries an interest rate of 10.00%. At September 30, 2007, the Company had no loss exposure related to this loan because the entire principal balance was sold without recourse to unaffiliated lenders.

In August 2007, the Company made a loan to Brooke Corporation of $4,000,000 with a maturity date of September 30, 2007. Principal was due at maturity while interest was due monthly. The note carried an interest rate of 12.25%. The outstanding principal and accrued interest of $4,050,000 was paid in full in September 2007.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed in footnote 5, the Company paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts in future years. Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At September 30, 2007, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from the above arrangement is $4,304,000.

Effective with the Oakmont merger, BCC began filing separate tax returns and paying the taxing authorities directly. See footnote 5 for further discussion.

The amounts due to and due from Brooke Corporation were netted, and recorded as a Brooke Corporation receivable or payable, accordingly. In addition, the amount payable to Brooke Corporation for currently payable income taxes is included in the current liabilities section on the consolidated balance sheet.

	September 30, 2007	December 31, 2006
Notes and interest receivable:
Gross amount loaned to Brooke Corporation	$18,749	$9,775
Loans sold without recourse to unaffiliated lenders	11,973	1,497

Net receivable retained by BCC	6,776	8,278
Other amounts receivable	4,304	5,223

Receivable from Brooke Corporation	$11,080	$13,501

Current income tax payable to Brooke Corporation	$—	$782

10. Related Party Information

Transactions with Brooke Corporation are described in footnote 9. In connection with retail insurance agency loans originated, beginning in 2004, the Company entered into Collateral Preservation Agreements with Brooke Franchise Corporation, a wholly owned subsidiary of Brooke Corporation. Under these agreements, Brooke Franchise Corporation provides the Company with collateral preservation services and assistance with loss mitigation of distressed franchise loans. Brooke Franchise Corporation is compensated by upfront and ongoing fees paid by the Company. Compensation to Brooke Franchise Corporation for services provided under these agreements was $1,899,000 and $1,490,000 for the nine months ended September 30, 2007 and 2006, respectively. The amount payable to Brooke Franchise Corporation at September 30, 2007 for services provided under these agreements was $149,000.

In connection with funeral home and managing general agency loans originated, beginning in 2005, the Company entered into Collateral Preservation Agreements with CJD & Associates, LLC, a wholly owned subsidiary of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke Corporation. Under these agreements, CJD & Associates, LLC provided the Company with collateral preservation services and assistance with loss mitigation of distressed loans. CJD & Associates, LLC and was compensated by upfront and ongoing fees paid by the Company. Commencing in December 2006, in connection with managing general agency loans the Company originated, the Company entered into Collateral Preservation Agreements with Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), a wholly owned subsidiary of Brooke Capital Corporation, (formerly First American Capital Corporation) a public company of which Brooke Corporation owned approximately 56% as of September 30, 2007. Beginning in 2007, collateral preservation activities performed by CJD & Associates, LLC, were transferred to Brooke Capital Advisors. Under this Agreement, Brooke Capital Advisors, Inc. provides the Company with collateral preservation services and assistance with loss mitigation of distressed loans. Brooke Capital Advisors is compensated by upfront and ongoing fees paid by the Company. Compensation to Brooke Capital Advisors for services provided under these agreements was $1,658,000 for the nine months ended September 30, 2007. Compensation to CJD & Associates, LLC for the nine months ended September 30, 2006 was $861,000. The amount payable to Brooke Capital Advisors at September 30, 2007 for services provided under these agreements was $495,000.

In conjunction with loan closings and participation transactions, the Company purchases financial guaranty policies, which are policies that help protect the participating lenders against credit losses. The policies are purchased through CJD & Associates, LLC and are issued by DB Indemnity. DB Indemnity is a captive insurance subsidiary of Brooke Bancshares. The total cost of these policies for the nine months ended September 30, 2007 and 2006 was $560,000 and $59,000, respectively, and the policies provided for total coverage of $263,880,000 and $89,210,000. The amount payable to DB Indemnity for these policies at September 30, 2007 was $863,000. At September 30, 2007, and December 31, 2006, the prepaid insurance expense asset for amounts paid for financial guaranty policies purchased was $2,833,000 and $841,000, respectively. Beginning in the fourth quarter of 2006, the premium amounts are refundable from DB Indemnity to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is sold as part of an asset-backed securitization. The amount receivable from DB Indemnity for cancelled policies at September 30, 2007 was $8,000. Brooke Brokerage Corporation is the direct owner of 100% of the ownership interests of CJD & Associates, LLC.

At September 30, 2007, the Company had a receivable from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, for $3,288,000 as a result of the timing of certain securitized loan payments at September 30, 2007. At December 31, 2006, the Company had a receivable from Brooke Agency Services Company LLC for $463,000 as a result of the timing of certain securitized loan payments at the end of the year. Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by Brooke Franchise’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of the Company, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

Related party notes receivable, interest receivable and total loss exposure associated with the notes receivable consist of the following:

	September 30, 2007	December 31, 2006
Brooke Corporation. Various notes receivable with interest rates ranging from 9.25% to 11.25%. Maturities range from November 2007 to April 2013.	$18,674	$9,724
Less: Brooke Corporation loans sold	(11,928)	(1,490)
Brooke Franchise Corporation. Single note receivable with an interest rate of 11.25% and a maturity of September 2015.	1,043	1,099
Less: Brooke Franchise Corporation loans sold	(1,043)	(1,099)
Brooke Investments, Inc. Various notes receivable with interest rates ranging from 11.25% to 11.75%. Maturities range from October 2011 to January 2021.	1,928	2,030
Less: Brooke Investments, Inc. loans sold	(1,632)	(1,714)
CJD & Associates, LLC Single note receivable with an interest rate of 9.75% and a maturity of November 2010.	1,302	1,556
Less: CJD & Associates, LLC loans sold	(1,301)	(1,555)
Plus: Related party loan participations not classified as a true sale	774	2,681

Total related party notes receivable, net	7,817	11,232
Interest earned not collected on related party notes *	93	75

Total related party notes and interest receivable, net	$7,910	$11,307

*	The Company has a corresponding liability for interest payable to participating lenders of related party notes in the amounts of $60,000 and $28,000 at September 30, 2007, and December 31, 2006, respectively.

The Company received total interest of $1,801,000 and $660,000, for the nine months ended September 30, 2007 and 2006, respectively, from related party notes receivable listed in the above table, of which $1,080,000 and $422,000, respectively, was paid to participating lenders.

The Company has sold loans made to related parties that have increased the gain on sale of notes receivable by $24,000 at September 30, 2007, and decreased the gain on sale of notes receivable by $2,000 at September 30, 2006.

Loan participations purchased by related parties and the corresponding interest payable consist of the following:

	September 30, 2007	December 31, 2006
The DB Group, Ltd. No loan participations outstanding at September 30, 2007.	$—	$1,079

DB Indemnity. Various loan participations with an interest rates ranging from 11.25% to 11.50%. Maturities range from January 2009 to January 2022.	3,924	4,266

Total related party loan participations	3,924	5,345
Interest payable to related party loan participations	34	61

Total related party loan participations and interest payable	$3,958	$5,406

The Company paid $412,000 and $249,000 to related party participating lenders for participating interest for the nine months ended September 30, 2007 and 2006, respectively.

The Company maintains an unrestricted cash bank account with Brooke Savings Bank, a wholly owned subsidiary of Brooke Brokerage Corporation which is privately held by Brooke Corporation. The bank balance was $365,000 as of September 30, 2007.

Michael S. Lowry, President and Chief Executive Officer of the Company, is a co-member of First Financial Group, L.C. Kyle L. Garst, Chief Executive Officer of Brooke Franchise Corporation, is the sole manager and sole member of American Financial Group, LLC In October 2001, First Financial Group, LC and American Financial Group, LLC each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, LLC of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At September 30, 2007, $91,000 of the loan principal balance of $291,000 was sold to unaffiliated lenders. The Company’s loss exposure on this loan totals $200,000. First Financial Group, L.C. and American Financial Group, LLC each sold its ownership interest in the Wallace Agency, LLC back to the Wallace Agency, LLC in March 2007.

11. Intangible Assets

There are no intangible assets with indefinite useful lives at September 30, 2007, and December 31, 2006. The intangible assets with definite useful lives have a value of $6,633,000 and $4,760,000 at September 30, 2007, and December 31, 2006, respectively. Of these assets, $6,412,000 and $4,564,000 are recorded as a servicing asset on the balance sheet and $221,000 and $196,000 of capitalized software costs and contract database costs are included in prepaid expenses and other assets. Amortization expense was $955,000 and $617,000 for the nine months ended September 30, 2007 and 2006, respectively.

Amortization expense for intangible assets for the twelve months ended September 30, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,524,000, $1,197,000, $1,003,000, $830,000 and $633,000, respectively.

12. Foreign Currency Translation

In March 2005, the Company formed a New Brunswick, Canada subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10,000,000 (Canadian dollars) line of credit was established with the Canadian Branch of Fifth Third Bank, as disclosed in footnote 4. The current operation of Brooke Canada Funding, Inc. consists of the funding of loans in Canada for the Company.

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment included in accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income for the nine months ended September 30, 2007 was $500,000. The amount of the translation adjustment that was allocated to deferred taxes was $193,000 which results in a net effect of $307,000 on accumulated other comprehensive income for the period ended September 30, 2007.

13. New Accounting Standard

In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. The Company’s off-balance sheet transactions could be required to be reported consistent with the provisions of the exposure draft. BCC will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these qualifying special purpose entities. At September 30, 2007, the qualifying special purpose entities held loans totaling $313,089,000 which could be required to be shown on the financial statements under the provisions of this exposure draft.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on the Company’s financial statements.

14. Subsequent Events

On October 19, 2007, Brooke Securitization Company 2007-1, LLC, a wholly owned subsidiary of the Company, was organized under the laws of Delaware as a bankruptcy remote special purpose limited liability company in connection with the anticipated securitization of loans originated by the Company and subsidiaries to certain managing general agencies and independent retail insurance agencies that are not franchisees of Brooke Franchise. It is anticipated that Brooke Securitization Company 2007-1 will be the purchaser of the Company’s loans pursuant to a true sale and the issuer of certain floating rate asset backed notes. The financial information of this subsidiary will not be consolidated in the Company’s financial information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Data in tables is in thousands, except per share data and the number of loans and obligors.

Forward-Looking Information

Brooke Credit Corporation cautions that this report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans. While the Company provides forward-looking statements to assist in the understanding of its anticipated future financial performance, readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date that they are made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond BCC’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to:

•	A significant part of BCC’s business strategy involves originating new loans, and the failure to grow may adversely affect its business, prospects, results of operations and financial condition.

•	The Company’s borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

•	BCC’s financial condition could be adversely affected if it is unable to fund its loans through sales to third parties.

•	BCC may not be able to secure the lines of credit and additional sources of funding necessary to accommodate its growth.

•	The Company makes certain assumptions regarding the profitability of its securitizations, loan participations, warehouse lines of credit and other funding vehicles which may not prove to be accurate.

•	The value of the collateral securing BCC’s loans may be adversely affected by its borrowers’ actions.

•

The value of the collateral securing and the overall quality of BCC’s loans may be adversely affected by actions of Collateral Preservation Providers contracted to assist in providing specialized servicing associated with loans originated by BCC.

•	Potential litigation and regulatory proceedings could materially adversely affect the Company’s financial condition.

•	BCC may be required to repurchase loans sold with recourse or make payments on guarantees.

•	The Company is dependent on key personnel.

•	Efforts to comply with the Sarbanes-Oxley Act may entail significant expenditures; while non-compliance with the Sarbanes-Oxley Act may adversely affect the Company.

•	The Company may not be able to accurately report its financial results or prevent fraud if it fails to maintain an effective system of internal controls.

•	The Company’s reserves for credit losses may not be adequate.

•	Pending transactions involving BCC’s subsidiaries may not close when expected.

•

Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect operations and financial condition.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in its views or expectations, or otherwise. The Company makes no prediction or statement about the market performance of its shares of common stock.

General

Brooke Credit Corporation is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s target market consists of retail insurance agencies, and managing general agencies, where the sale of insurance is their primary business. In addition, BCC loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business.

BCC is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. The Company lends to four primary types of borrowers:

•

Retail insurance agents and agencies that are franchisees of Brooke Franchise Corporation (“Brooke Franchise”), an affiliated company. Loan balances associated with this lending program were $328,955,000 and $278,971,000 as of September 30, 2007, and December 31, 2006, respectively. Loan balances increased from December 31, 2006, to September 30, 2007, by 18%.

•

Retail insurance agents and agencies that are not franchisees of Brooke Franchise. This lending program primarily includes loans made to captive retail insurance agents and agencies. Loan balances associated with this lending program were $77,029,000 and $54,031,000 as of September 30, 2007, and December 31, 2006, respectively. Loan balances increased from December 31, 2006, to September 30, 2007, by 43%.

•

Managing general agencies, in which the sale of insurance is their primary business. Loan balances associated with this lending program were $153,534,000 and $89,433,000 as of September 30, 2007, and December 31, 2006, respectively. Loan balances increased from December 31, 2006, to September 30, 2007, by 72%.

•

Independent funeral home owners, in which the sale of insurance is not their primary business but often an important part of their business (the sale of pre-need life insurance). Loan balances associated with this lending program were $77,229,000 and $56,016,000 as of September 30, 2007, and December 31, 2006, respectively. Loan balances increased from December 31, 2006, to September 30, 2007, by 38%.

As of September 30, 2007, and December 31, 2006, loans balances in which BCC has retained interest and/or servicing rights totaled $642,917,000 and $483,278,000, respectively, a 33% increase. The loan balances discussed exclude related party loans. Of the loan balances at September 30, 2007, and December 31, 2006, $95,465,000 and $165,003,000, respectively, were on-balance sheet and $547,452,000 and $318,275,000, respectively, were off-balance sheet.

On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to warehouse entities that do not qualify as true sales pursuant to the criteria established by SFAS 140. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special-purpose entities that qualify for a true sale pursuant to the criteria established by SFAS 140. All loan balances described above and portfolio statistics described below in this section exclude related party loans.

As of September 30, 2007, loan balances were comprised of 1,266 loans with 802 obligors, resulting in an average balance per loan of approximately $508,000 and an average balance per obligor of $802,000. As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of approximately $418,000 and an average balance per obligor of approximately $644,000.

A majority of the loans are variable rate loans based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, there are fixed rates on approximately 1% of the portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 7% of the portfolio adjusts annually and an immaterial amount of the loans adjust monthly. As of both September 30, 2007, and December 31, 2006, the variable loan portfolio had a weighted average index rate of approximately 3.79% above Prime.

The weighted average seasoning period of the loans in the portfolio was 15 months as of September 30, 2007, and 14 months as of December 31, 2006. As of September 30, 2007, and December 31, 2006, the weighted average months to maturity or remaining term was 121 months and 131 months, respectively.

The Company mitigates credit risk by retaining industry consultants and franchisors (“Collateral Preservation Providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assisting in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services and liquidation services. For these collateral preservation services, BCC shares a portion of the loan fee and interest income received on loan balances over the life of the loans.

In 2005, Brooke Franchise and Brooke Brokerage Corporation were the sole Collateral Preservation Providers. However, as loan balances increased during 2006 and 2007, BCC correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended September 30, 2007 and 2006,

BCC paid $2,316,000 and $969,000, respectively, in collateral preservation fees to Collateral Preservation Providers. Loan origination fees collected from borrowers offset the initial collateral preservation expense. As of September 30, 2007, Collateral Preservation Providers in which BCC has contracted to purchase collateral preservation services included Brooke Franchise, Brooke Brokerage Corporation’s subsidiary, CJD & Associates, LLC, and First Life Brokerage, Inc. (Brooke Capital Advisors, Inc. as of February 2007), all affiliates, and Marsh Berry & Company and Johnson Consulting Group, non-affiliates. In some cases, affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

Results of Operations

In recent years, results of operations have been significantly impacted by the growth of the portfolio, the expansion of loan funding sources, the development of a securitization model and the expansion of lending programs. The following table shows income and expenses and their related percentage changes.

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2007	2006		2007	2006
Operating Revenues
Interest income	$15,173	$11,957	27%	$43,473	$29,467	48%
Participating interest expense	(8,460)	(6,711)	26%	(23,963)	(16,582)	45%
Expense as a % of income	56%	56%		55%	56%
Provision for credit losses	(830)	—	—	(830)	—	—
Gain on sale of notes receivable	3,793	4,194	-10%	15,376	6,068	153%
Other income	445	239	86%	794	462	72%

Total Operating Revenues	10,121	9,679	5%	34,850	19,415	80%

Operating Expenses
Other operating interest expense	384	868	-56%	2,417	1,881	28%
Compensation	1,638	396	314%	2,762	1,190	132%
Amortization	380	233	63%	955	617	55%
Collateral preservation expense	1,184	755	57%	2,830	1,652	71%
Other operating expenses	1,119	1,906	-41%	3,706	2,995	24%

Total Operating Expenses	4,705	4,158	13%	12,670	8,335	52%

Income from Operations	5,416	5,521	-2%	22,180	11,080	100%

Interest expense	1,731	906	91%	4,872	2,317	110%

Income before Taxes	3,685	4,615	-20%	17,308	8,763	98%
Income tax expense	1,400	1,754	-20%	6,577	3,330	98%

Net Income	$2,285	$2,861	-20%	$10,731	$5,433	98%

Basic earnings per share	$0.09	$0.12	-25%	$0.41	$0.22	86%

Diluted earnings per share	0.08	0.12	-33%	0.41	0.22	86%

Interest Income

The Company typically sells most of the loans originated to funding institutions as loan participations and to qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Prior to either type of sale transaction, these loans are typically held on the Company’s balance sheet and earn interest income during that time. After the loans are sold, interest income is continues to be earned from the retained residual assets in these off-balance sheet loans. For the three months ended September 30, 2007 as compared to the comparable period in 2006, interest income increased 27%. The increase in interest income is the direct result of corresponding increases in the loan portfolio balances on which the Company earns interest.

Participating Interest Expense

A portion of the interest income that is received on loans is paid out to the purchasers of its loans, such as participating lenders and qualifying special purpose entities. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in loans sold to participating lenders and qualifying special purpose entities. Participation interest expense represented approximately 56% of interest income for the three months ended September 30, 2007 and 2006. Participating interest expense as a percentage of interest income for the 2007 period was flat as compared to the comparable period in 2006. Participation interest expense represented approximately 55% and 56% of interest income for the nine months ended September 30, 2007 and 2006.

Provision for Credit Losses

A loan loss reserve of $830,000 was established during the third quarter of 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because BCC now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, as the portfolio seasons, the Company is experiencing increased delinquencies. At September 30, 2007, $7,761.000 in loan balances held on its balance sheet were more than 60 days delinquent as compared to $1,931,000 in loans more than 60 days delinquent at December 31, 2006. Refer to footnote 1(o) for further details.

Gain on Sale of Notes Receivable

When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, servicing assets and interest-only strip receivables are typically recorded. For residual assets resulting from loans sold to qualifying special purpose entities, accounted for as a true sale, securities are typically recorded consisting primarily of three types; interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. Revenues from gain on sales of notes receivables decreased for the three months ended September 30, 2007, as compared to 2006. The decrease occurred primarily because more notes receivables off-balance sheet were sold during the third quarter of 2006, resulting from the sale of loans in connection with the closing of a securitization in July 2006.

BCC estimates the value of interest-only strip receivables, servicing assets and interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by an estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate on the loans sold and the rate paid to participating lenders or the rate paid to investors and lenders to qualifying special purpose entities. Over time, as cash is received from the payment of interest and servicing income, the value of the residual asset is reduced by writing down the interest asset and amortizing the servicing assets.

When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

In a true sale, there are only two components of the gain on sale of notes receivable: the gain associated with the ongoing servicing responsibilities and the gain associated with the interest income received.

When the Company sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When the Company sells notes receivables to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivables to participating lenders is the gain on sale BCC records associated with the interest-only strip receivable and servicing assets, net of direct expenses, as described below. Unlike loans sold to qualifying special purpose entities, the Company is the primary servicer of loans sold to participating lenders and as such servicing assets and liabilities are recorded.

The first component of the gain on sales of notes receivable is the gain associated with the ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, servicing responsibilities are retained for which BCC typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended September 30, 2007 and 2006, the net gains from loan servicing totaled $1,177,000 and $277,000, respectively, which consisted of gains from servicing benefits. For the nine months ended September 30, 2007 and 2006, the net gains from loan servicing totaled $2,714,000 and $1,821,000, respectively which consisted of gains from servicing benefits. The increase in net gains from loan servicing benefits for the three months ended September 30, 2007 compared to the same period in 2006 is primarily the result of more loans sold as true sale loan participations during the third quarter of 2007.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At September 30, 2007, and December 31, 2006, this spread for true sale loan participations was approximately 2.44% and 2.24%, respectively. The spread associated with loan participation increased at September 30, 2007 compared to December 31, 2006 primarily as a result of selling loans to participating lenders at slightly lower cost of funds during 2007. At September 30, 2007, and December 31, 2006, this spread for loans sold to qualifying special purpose entities was 4.91% and 3.56% respectively. The spread increased significantly at September 30, 2007 compared to December 31, 2006, primarily as a result of improved pricing resulting from the Fifth Third off-balance sheet facility which closed in March 2007. These spread percentages discussed exclude the spread associated with related party loans sold, but the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in the results of operations. During the three months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $2,616,000 and $3,917,000, respectively, which included gross gains from interest-only strip receivable benefits of $3,440,000 and $4,580,000, respectively, and losses from write downs of retained interest asset to fair market value of $824,000 and $663,000, respectively. The decrease in net gains from interest benefits during the third quarter of 2007, as compared to the same period in 2006, is primarily the result of increased loans sold off-balance sheet during 2006 as a result of a loan securitization closed during July of 2006. During the nine months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $12,662,000 and $4,247,000, respectively, which included gross gains from interest-only strip receivable benefits of $14,944,000 and $6,063,000 respectively. The increase in net gains from interest benefits in 2007 is primarily the result of selling more loans off balance sheet with the close of the Fifth Third facility during the first quarter of 2007.

When the Company sells loans to qualifying special purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When the Company sells notes receivables to qualifying special purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special purpose entities an unaffiliated third party is the servicer and BCC is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells its loans to special purpose entities in connection with securitizations, the net proceeds have historically approximated 75% to 85% of the loan balances sold to the special purpose entity. Unlike participation sales, in securitizations an unaffiliated third party is the servicer and BCC is a secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from approximately 15% to 25%, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency—franchise, retail insurance agency—non franchise, funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in BCC’s securitization that closed in July of 2006, loans with balances totaling $65,433,000 were sold to a qualifying special purpose entity. Net proceeds of $52,346,000 were received by BCC (see footnote 3 for the net proceeds associated with BCC’s other securitizations). With respect to loans sold as participations, the net proceeds received are generally 100% of the principal balance of the loans sold. In the event that BCC chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from the balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded as the cash value of the reserve account.

Gains from servicing and interest benefits are typically non-cash gains as cash is received equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires BCC to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to qualifying special purpose entities accounted for as sales include the following:

	Business Loans
	Adjustable Rate Stratum	Fixed Rate Stratum
Prepayment speed (annual rate)	10%	8%
Weighted average life (in months)	121	131
Expected credit losses (annual rate)	0.50%	0.21%
Discount rate (annual)	11%	11%

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the loans sold has been the removal of loans from the Company’s balance sheet that BCC continues to service. As of September 30, 2007, and December 31, 2006, the balances of those off-balance sheet assets totaled $547,452,000 and $318,275,000, respectively, or 85% and 66%, respectively, of the portfolio. These amounts exclude sales of related party loans of $15,130,000 and $3,177,000, respectively, as of September 30, 2007, and December 31, 2006. The increased level of off-balance sheet assets in 2007 is primarily the result of a larger loan portfolio and the continued sale of loan participations and the sale of loans to qualifying special purpose entities including the Fifth Third facility established in March 2007.

Loan Servicing Assets and Liabilities

When the Company recognizes non-cash gains for the servicing benefits of loan participation sales, the amount is recorded as a loan servicing asset on the balance sheet. This amount is equal to an estimate of the present value of future cash flows resulting from the servicing spread. The Company recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which is typically estimated at 0.25% of the loan value being serviced which represents the adequate compensation as determined by the market rates paid third parties to service loans sold to qualifying special purpose entities. Components of the servicing asset follow:

September 30, 2007
Estimated cash flows from loan servicing fees	$12,410
Less:
Servicing expense	(2,244)
Discount to present value	(3,818)

Carrying value of retained servicing interest in loan participations	$6,348

Servicing asset attributable to related party loans excluded above	$64

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability follow:

September 30, 2007
Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	39
Discount to present value	(22)

Carrying value of retained servicing liability in loan participations	$17

Servicing liability attributable to related party loans excluded above	$33

Loan Participations - Interest-Only Strip Receivable Asset

To the extent that the difference between the rate paid to participating lenders and the rate received from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, a non-cash asset is recognized, called an “Interest-only strip receivable asset,” on the balance sheet. This amount is equal to an estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to BCC) and prepayment assumptions. Components of the interest receivable asset follow:

September 30, 2007
Estimated cash flows from interest income	$11,381
Less:
Estimated credit losses*	(1)
Discount to present value	(3,455)

Carrying value of retained interest in loan participations	$7,925

Interest on related party loans excluded above	$24

*	Estimated credit losses from liability on sold recourse loans with balances totaling $144,000 as of September 30, 2007. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitizations—Interest-Only Strip Receivable Asset

The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued and off-balance sheet debt secured. The Company retains ownership of the over-collateralization interest in loans sold, which is included in its securities balances, and have historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rate (11.00%) commensurate with risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, BCC recognizes a non-cash gain from subordinate interest spread in the loans sold, in which the Company recognizes an interest-only strip receivable included within its securities balance. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part of the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, a fair value is typically estimated for these assets. The fair value of the interest-only strip receivables retained is best on the present value of future expected cash flows using managements best estimate of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rate (11.00%) commensurate with the risks involved.

Although BCC does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, the retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

The carrying values of securities, resulting from loan sale activities to qualifying special purpose entities were $89,480,000 and $50,320,000 at September 30, 2007, and December 31, 2006, respectively. As of September 30, 2007, these securities were comprised of $26,480,000 in interest-only strip receivables, $62,150,000 in retained over-collateralization interest in loans sold and $850,000 in cash reserves. As of December 31, 2006, these securities were comprised of $12,094,000 and interest-only strip receivables, $37,003,000 in retained over-collateralization interests in loans sold and $1,223,000 in cash reserves. Securities balances increased at September 30, 2007, as compared to December 31, 2006, primarily as a result of selling more loans off-balance sheet with the close of the Fifth Third facility during the first quarter of 2007. The securities are subject to credit and prepayment risks on the transferred financial assets.

Components of the interest receivable portion of securities follow:

September 30, 2007
Estimated cash flows from interest income	$47,629
Less:
Estimated credit losses	(5,259)
Discount to present value	(15,890)

Carrying value of interest receivable portion of securities	$26,480

Other Income

The increase in other income during third quarter 2007 is primarily attributable to increased prepayment premium income received on loans that prepaid prior to scheduled maturity date, resulting in prepayment premium income.

Other Operating Interest Expense

For the three months ended September 30, 2007, other operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2006. The reduction of loans held on balance sheet during the third quarter of 2007 as compared to the same period in 2006 is primarily the result of utilization of the off-balance sheet facility from Fifth Third Bank which closed in March 2007. For the nine months ended September 30, 2007, other operating interest expense increased primarily as a result of increased loans being held on the balance sheet prior to closing of the off-balance sheet facility from Fifth Third Bank in March 2007, resulting in increased utilization of on-balance sheet line of credits.

Compensation

The increase in compensation expense for the three months ended September 30, 2007, is primarily due to restricted stock grants of $991,000. Other wages increased $230,000 during the quarter and $540,000 for the year to date period ended September 30, 2007, compared to the prior periods as additional staff were added to accommodate portfolio growth.

Collateral Preservation Expense

Collateral preservation expense includes up-front, ongoing and special fees paid to collateral preservation providers to provide sourcing and underwriting assistance and ongoing loan monitoring and loss mitigation services. This expense increased for the three and nine months ended September 30, 2007, due to the growth in loan originations and the size of the loan portfolio. In addition to the standard up-front and ongoing collateral preservation fees, special fees were paid for specialized services such as services provided in connection with the management and liquidation of collateral, provided on certain loans in the third quarter of 2007 that increased the expense by $324,000. No special fees were incurred during the comparable period in 2006 for specialized services. These specialized services resulted from an increase in the company’s loan delinquencies and an increase in distressed businesses resulting primarily from difficult market conditions, such as the softening insurance market place.

Other Operating Expenses

The decrease in other operating expenses for the three months ended September 30, 2007, is primarily due to decreases in securitization expense and loan fees since there were no securitizations in the third quarter 2007 and a loan securitization closed in the comparable period in 2006 in which significant securitization expenses were incurred.

Interest Expense

Interest expense increased for the three months and nine months ended September 30, 2007, primarily as a result of increased bank debt and a private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of the warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Tax Expense

For the three months ended September 30, 2007 and 2006, income tax expenses of $1,400,000 and $1,754,000, respectively, were incurred resulting in effective tax rates of 38% for both quarters. As of September 30, 2007, and December 31, 2006, current income tax liabilities equaled $1,030,000 and $782,000, respectively, and deferred income tax liabilities of $14,631,000 and $8,881,000, respectively. Amounts that are deferred for tax purposes are deferred on BCC’s balance sheet as deferred income tax payables. In addition, BCC records amounts due to taxing authorities in future years for those amounts previously paid to Brooke Corporation; a corresponding receivable from Brooke Corporation is recorded. As a result, a significant deferred tax liability was recorded during 2006 for these amounts.

Balance Sheet

The following table provides selected assets and liabilities and their related percentage changes.

	September 30, 2007	December 31, 2006	Percent Increase (Decrease)
Notes and interest receivable	$101,118	$171,433	-41%
Securities	89,480	50,320	78%
Interest-only strip receivable	7,949	4,511	76%
Deferred charges	5,511	5,691	-3%
Receivable from Brooke Corporation	11,080	13,501	-18%
Accounts payable	6,310	2,751	129%
Payable under participation agreements	22,548	35,726	-37%
Deferred income tax payable	14,631	8,881	65%
Short-term debt	19,416	96,644	-80%
Long-term debt	47,611	42,910	11%

Notes Receivable and Interest Earned not Collected

Notes receivable balances vary, sometimes significantly from period to period, as a result of BCC’s decision to temporarily retain more or fewer loans on its balance sheet until they are sold off-balance sheet to participating lenders or qualifying special purpose entities. Note balances on September 30, 2007, as compared to balances on December 31, 2006, decreased primarily as a result of previously held notes receivables on-balance sheet at December 31, 2006, being sold off-balance sheet during 2007, most of which resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007. As noted above, a loan loss reserve was established during the third quarter of 2007 equaling $830,000 which reduces the notes receivable balance. The loan loss reserve was established due to holding loans longer on the balance sheet than previously, and an increase in delinquencies of loans held on balance sheet during the third quarter of 2007.

Securities

The securities balance primarily consists of two types of securities, interest-only strip receivables in loans sold to qualifying special purpose entities, retained over-collateralization interests in loans sold to qualifying special purpose entities, and cash reserves. The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities and off-balance sheet debt secured. BCC retains ownership of the over-collateralization interest in the loans sold, which is included in its securities balances. As cash is received for the interest-only strip receivable as well as the principal attributable to the over-collateralization retained interest, the securities balance declines. As of September 30, 2007, securities balances increased primarily resulting from the sale of loans during the first quarter of 2007 in connection with the off-balance sheet facility provided by Fifth Third Bank.

Interest-Only Strip Receivable

The interest-only strip receivable balance represents the expected future cash flows resulting from the interest spread, associated with loan participations sold, net of credit loss and prepayment assumptions. The interest-only strip receivables associated with loan participations resulting from the growth of the loan portfolio, more specifically growth in loan programs which are not qualified for the Company’s warehouse or securitization funding platforms.

Deferred Charges

Deferred charges include fees paid to establish and increase the bank lines of credits and costs associated with a private placement debt offering that closed during 2006. Deferred charges decreased during 2007 primarily because fewer additional deferred charges being incurred during the first quarter and a portion of previously deferred charges being realized during the first half of 2007.

Receivable from Brooke Corporation

The receivable from Brooke Corporation includes notes receivable, accrued interest and an amount due to BCC from Brooke Corporation for tax amounts BCC paid to Brooke Corporation that were not yet due to tax authorities. The receivable from Brooke Corporation decreased primarily as a result of the change made in 2006 in the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation. The increase in the deferred income tax payable also primarily resulted from the change made in 2006 in the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation.

BCC filed its federal income tax return for 2006 on a consolidated basis with Brooke Corporation. For years prior to 2006, pursuant to the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation, BCC paid to Brooke Corporation its share of any such consolidated tax liabilities for the fiscal tax years calculated as 38% (38% in 2005, 34% in 2004) of BCC’s pretax earnings. As taxes were paid to Brooke Corporation on all pretax earnings, BCC did not record deferred taxes on those items with temporary differences between financial reporting amounts and the tax basis. Rather, Brooke Corporation recognized the resulting deferred tax liabilities. The Company did, however, recognize the deferred tax liabilities that resulted from the accumulated other comprehensive income items for each year presented. For the year 2006, pursuant to the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation, BCC is obligated to pay to Brooke Corporation its share of any such consolidated tax liabilities for the 2006 fiscal tax year. The amount is calculated as 38% of BCC’s taxable income, excluding any income resulting from deferred liabilities from any prior tax year or years related to gains on sale. In 2006, BCC began to recognize the deferred tax liabilities that result from the gain on sale revenues.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed above, BCC paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities in future years. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts. Effective January 1, 2007, BCC and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to BCC the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At September 30, 2007, and December 31, 2006, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from this arrangement is $4,304,000 and $5,223,000, respectively.

Effective with the Oakmont merger on July 18, 2007, BCC began filing separate tax returns and paying its tax obligations directly to the taxing authorities.

Accounts Payable

Accounts payable include ordinary accrued expenses, collateral preservation fees due to Collateral Preservation Providers and amounts due to the securitization entities as a result of loan payment timing. Accounts payable increased in 2007 primarily as a result of increased level of collateral preservation amounts due, which were the direct result of the growth in the portfolio. Also contributing to the increase was the timing of loan payments on certain securitized loans.

Payable under Participation Agreements

Payable under participation agreements is the amount owed to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140. Payable under participation agreements decreased in 2007 because the Company sold more loans pursuant to transactions that met the true sale test. Additionally, payable under participation agreements decreased from the Company’s repurchase of a portion of these loan participations with cash proceeds from merger with Oakmont Acquisition Corp.

Debt

During the first nine months of 2007, short-term debt decreased significantly as the result of on-balance sheet bank lines used to inventory notes receivables being reduced as a result of loans being sold off-balance sheet in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007.

Deferred Income Tax Payable

The increase in the deferred income tax payable primarily resulted from the change in the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation during 2006. See “Receivable from Brooke Corporation” above for further discussion of this amount.

Loan Quality

For the three months ended September 30, 2007 and 2006, $367,000 and $69,000, respectively, in credit losses were incurred on the loan portfolio. Of these credit losses, for the three months ended September 30, 2007, $35,000 were associated with on-balance sheet loans, $0 associated with off-balance sheet loans which have been sold to participating lenders and $332,000 associated with off-balance sheet loans which have been sold to qualifying special purpose entities. In the retained over-collateralization interest held in loans sold to qualifying special purpose entities, BCC recorded an unrealized write-down of the securities balance as a result of the credit losses assumed on these loans sold. Of the credit losses realized during the three months ended September 30, 2007, 100% were associated with retail agency loans to franchisees of Brooke Franchise. No amount of credit loss was experienced on the loans to related entities during the three months ended September 30, 2007 and 2006. No credit loss was experienced on the loans to related entities during 2007 or 2006.

At September 30, 2007, and December 31, 2006, $16,963,000 and $2,291,000, respectively, loan balances were delinquent 60 days or more. Of the delinquent loans as of September 30, 2007, $7,761,000 were on-balance sheet loans, $1,840,000 were off-balance sheet loans which have been sold to participating lenders and $7,362,000 were off-balance sheet loans which have been sold to qualifying special purpose entities. Of these delinquent loans as of September 30, 2007, 59% were associated with retail agency loans to franchisees of Brooke Franchise and 41% were associated with loans to independent funeral home owners. Of these delinquent loans as of December 31, 2006, $1,931,000 were on-balance sheet loans and $360,000 were off-balance sheet loans which have been sold to participating lenders. Of these delinquent loans as of December 31, 2006, 89% were associated with retail agency loans to franchisees of Brooke Franchise and 11% were associated with retail agency loans that are not franchisees of Brooke Franchise. More specifically, as of September 30, 2007, $6,675,000 of delinquent loans were associated with loans made to start-up franchisees (which typically carry a loan term of eight months) of Brooke Franchise as compared to $955,000 at December 31, 2006. These start-up franchise loans mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. The increase in delinquencies associated with these loans is primarily attributable to the significant increase in start-up loans that reached loan maturity during the third quarter of 2007 as compared to prior periods. As a result of this significant increase in start-up franchise loan delinquencies, BCC has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated. No amounts of related party loans were delinquent 60 days or more in 2007 or 2006.

BCC believes one important factor regarding credit quality for the Company, its participating lenders and investors, results from the cash management feature imposed by BCC on retail borrowers representing approximately 64% and 71% of on and off-balance sheet loans at September 30, 2007, and December 31, 2006, respectively, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly by the insurance companies or deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. BCC believes that credit problems associated with retail agency loans are more likely to be identified when the Company monitors borrower revenues on a monthly or quarterly basis rather than by monitoring BCC’s loan delinquencies.

BCC believes another important factor regarding credit quality for the Company, its participating lender and purchasers of its loans, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting BCC in the preservation of collateral and improvement of borrower financial performance.

The level of credit losses and the level of payment delinquencies increased during 2006 and 2007. BCC believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which BCC had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. The Company expects increased levels of payment delinquencies and credit loss for BCC, and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, collateral preservation providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers may demand increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitative services during these challenging market conditions, which could impact the Company’s level of collateral preservation expense in the future. Additionally, collateral preservation providers may be less inclined to provide rehabilitation support of a struggling borrower business and more inclined to liquidate collateral associated with struggling borrowers, which could impact payment delinquencies, defaults and credit losses. If the later occurs, the Company expects increased levels of payment delinquencies and credit losses for the Company, and purchasers of its loans.

On loans sold to qualifying special purpose entities in which BCC retains over-collateralization interest in loans sold and the loan participations sold with recourse, a 0.50% credit loss assumption was used to calculate expected credit losses associated with the retain interest and reduced BCC’s expected retained interest associated with these loans by approximately $5,259,000 and $3,278,000 as of September 30, 2007, and December 31, 2006, to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on BCC’s balance sheet.

A loan loss reserve of $830,000 was established during the third quarter of 2007 on loans held on the Company’s balance sheet. This reserve equates to approximately 0.87% of the on-balance sheet loans. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because BCC now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, the Company experienced an increase in delinquencies of its loans held on-balance sheet during the third quarter of 2007 as compared to prior periods.

Perhaps a greater risk to BCC is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to the Company’s qualifying special purpose entities. In those cases in which BCC does not bear direct exposure to credit loss, if losses by participating lenders and investors and lenders that provide funding to its qualifying special purpose entities reach unacceptable levels, then BCC may not be able to sell or fund loans in the future. The Company’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on BCC.

Loan Stratifications

As of September 30, 2007, and December 31, 2006, loan balances in which BCC has retained interest and/or servicing rights, totaled $642,917,000 and $483,278,000, respectively, resulting in a 33% increase. Of the loan balances as of September 30, 2007, $95,465,000 were on-balance sheet loans and $547,452,000 were off-balance sheet loans, compared to $165,003,000 on-balance sheet loans and $318,275,000 off-balance sheet loans as of December 31, 2006. The loan balances discussed exclude related party loans.

Following are various stratification tables of loan balances which exclude related party loans.

Analysis of Loan Balances: The following tables analyze on-balance sheet and off-balance sheet loans, categorized by loan type.

All loans (on-balance sheet and off-balance sheet loans combined):

Loan Type	September 30, 2007	December 31, 2006	Percent Increase (Decrease)	Number of Loans
				September 30, 2007	December 31, 2006
Retail agency - franchise	$328,955	$278,971	18%	1,021	962
Managing general agency	153,534	89,433	72%	24	18
Funeral home owners	77,229	56,016	38%	88	75
Retail agency - non-franchise	77,029	54,031	43%	124	91
Other	6,170	4,827	28%	9	10

Total	$642,917	$483,278	33%	1,266	1,156

Minimum loan balance	$1	$1	0%
Maximum loan balance	22,345	22,500	-1%
Total number of loans	1,266	1,156	10%
Average balance per loan	$508	$418	21%

On-balance sheet loans only:

Loan Type	September 30, 2007	December 31, 2006	Percent Increase (Decrease)
Retail agency - franchise	$71,071	$99,795	-29%
Managing general agency	11,438	11,043	4%
Funeral home owners	11,748	38,605	-70%
Retail agency - non-franchise	189	13,876	-99%
Other	1,019	1,684	-39%

Total loans on-balance sheet	$95,465	$165,003	-42%

Off-balance sheet loans only:

Loan Type	September 30, 2007	December 31, 2006	Percent Increase
Retail agency - franchise	$257,884	$179,176	44%
Managing general agency	142,096	78,390	81%
Funeral home owners	65,481	17,411	276%
Retail agency - non-franchise	76,840	40,155	91%
Other	5,151	3,143	64%

Total loans off-balance sheet	$547,452	$318,275	72%

Analysis of Remaining Term: The following table analyzes the remaining terms of loans.

All loans (on-balance sheet and off-balance sheet loans combined):

Month Range	September 30, 2007	December 31, 2006	Percent Increase (Decrease)
< 24 months	$79,025	$49,023	61%
>=24 months and <48 months	10,497	5,146	104%
>=48 months and <72 months	5,206	469	1010%
>=72 months and <96 months	18,274	21,445	-15%
>=96 months and <120 months	158,981	94,096	69%
>=120 months and <144 months	65,340	62,243	5%
>=144 months and <168 months	174,830	121,603	44%
>=168 months and <192 months	126,047	124,520	1%
>=192 months	4,717	4,733	0%

Total	$642,917	$483,278	33%

Minimum remaining term in months*	—	—	0%
Maximum remaining term in months	232	241	-4%
Weighted average remaining term in months*	121	131	-8%

*	Includes past due loans, therefore, zero months remaining was used in the calculation for the past due loans.

Analysis of Loan Seasoning: The following table analyzes the loan seasoning period of loans.

All loans (on-balance sheet and off-balance sheet loans combined):

			Percent	Percent of Portfolio
Month Range	September 30, 2007	December 31, 2006	Increase (Decrease)	September 30, 2007	December 31, 2006
< 24 months	$511,590	$383,698	33%	80%	79%
>=24 months and <48 months	118,857	85,867	38%	18%	18%
>=48 months and <72 months	10,814	12,380	-13%	2%	3%
>=72 months and <96 months	1,576	1,152	37%	0%	0%
>=96 months and <120 months	80	181	-56%	0%	0%

Total	$642,917	$483,278	33%	100%	100%

Minimum seasoning months	—	—	0%
Maximum seasoning months	107	107	0%
Weighted average seasoning months	15	14	7%

Analysis of Current Interest Rates: The following table analyzes the current interest rates of loans.

All loans (on-balance sheet and off-balance sheet loans combined):

Interest Rate Range	September 30, 2007	December 31, 2006	Percent Increase (Decrease)
< 7.5%	$—	$79	-100%
>= 7.50% and < 8.50%	4,282	4,477	-4%
>= 8.50% and < 9.50%	2,661	2,764	-4%
>= 9.50% and < 10.50%	13,164	2,235	489%
>= 10.50% and < 11.50%	360,233	55,695	547%
>= 11.50% and < 12.50%	254,341	297,271	-14%
>= 12.50% and < 13.50%	8,236	120,451	-93%
>= 13.50% and < 14.50%	—	306	-100%

Total	$642,917	$483,278	33%

Minimum interest rate	7.75%	4.00%	94%
Maximum interest rate	13.25%	13.70%	-3%
Weighted average interest rate	11.51%	11.85%	-3%

Analysis of Obligor Concentrations: The following table analyzes obligor concentrations of loans.

All loans (on-balance sheet and off-balance sheet loans combined):

Loan Balance Range	September 30, 2007	December 31, 2006	Percent Increase (Decrease)	Number of Obligors
				September 30, 2007	December 31, 2006
< $2 million	$287,533	$267,614	7%	732	700
>=$2 million and <$4 million	141,584	95,737	48%	51	36
>=$4 million and <$6 million	38,788	22,216	75%	8	5
>=$6 million and <$8 million	—	13,240	-100%	—	2
>=$8 million and <$10 million	8,217	33,157	-75%	1	4
>=$10 million and <$12 million	33,495	10,723	212%	3	1
>=$12 million and <$14 million	13,698	—	0%	1	—
>=$14 million and <$16 million	14,579	—	0%	1	—
>=$16 million and <$18 million	17,343	—	0%	1	—
>=$18 million and <$20 million	18,193	18,091	1%	1	1
>=$20 million and <$22 million	21,657	—	0%	1	—
>=$22 million and <$24 million	22,345	22,500	-1%	1	1
>=$24 million and <$26 million	25,485	—	0%	1	—

Total	$642,917	$483,278	33%	802	750

Minimum loan balance	$1	$1	0%
Maximum loan balance	25,486	22,500	13%
Total number of obligors	802	750	7%
Average loan balance	$802	$644	24%

Analysis of Top 10 Geographic Concentrations: The following table analyzes geographic concentrations of loans.

All loans (on-balance sheet and off-balance sheet loans combined):

				Percent of Portfolio
Geographic Location	September 30, 2007	December 31, 2006	Percent Increase	September 30, 2007	December 31, 2006
Florida	$169,196	$115,355	47%	26%	24%
California	84,518	68,027	24%	13%	14%
Texas	83,954	65,453	28%	13%	14%
Kansas	28,859	28,505	1%	4%	6%
Missouri	28,295	16,107	76%	4%	3%
Virginia	26,163	17,129	53%	4%	4%
Pennsylvania	22,174	14,935	48%	3%	3%
Arizona	16,798	13,710	23%	3%	3%
Illinois	14,468	13,360	8%	2%	3%
Oklahoma	14,278	8,932	60%	2%	2%

Total	488,703	361,513	35%	76%	76%
All other states	154,214	121,765	27%	24%	24%

Grand total	$642,917	$483,278	33%	100%	100%

Liquidity and Capital Resources

Cash and cash equivalents were $5,971,000 and $4,358,000 as of September 30, 2007, and December 31, 2006, respectively. Current ratios (current assets to current liabilities) were 3.55 and 1.67 at September 30, 2007, and December 31, 2006, respectively. The increase in the current ratio from December 31, 2006 to September 30, 2007 is primarily the result of the sale of loans off-balance sheet in connection with the Fifth Third Bank facility that closed in March 2007 and the use of the equity infusion received as a result of the merger to reduce debt, which reduced current liabilities. The current ratio and cash balances will be adversely affected if increased levels of loan participations not classified as true sales continue to increase or utilization of short-term bank debt or bank lines of credit to fund loan origination activities increase.

Cash and cash equivalents increased $1,613,000 from December 31, 2006, to September 30, 2007. During the first nine months of 2007, net cash of $56,634,000 resulted from operating activities. A cash inflow of $71,145,000 resulted from a decrease in notes receivables, which was primarily sold to the company’s off-balance sheet warehouse line in connection with the closing of the Fifth Third facility during March 2007. Cash provided by operating activities increases as loans are sold to participants, securitization entities and/or off-balance sheet warehouse entities. The fluctuation in cash used and provided by operating activities is primarily dependent upon these activities. Net cash of $41,846,000 was used in investing activities largely as the result of a cash outflow of $39,160,000 for the purpose of acquiring subordinate investment interests in loan pools sold to off-balance sheet qualifying special purpose entities. Net cash of $13,175,000 was used for financing activities, primarily from payments on short-term debt of $47,888,000 resulting from cash proceeds from the sale of loans off-balance sheet in connection with the Fifth Third facility closed during March 2007 and also cash inflow of $38,311,000 received from the merger transaction, net of related expenses.

Lending activities have been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit and equity infusions. The Company expects its loan portfolio to continue to grow. Capital and loan funding needs are largely met through the sources discussed below. However, to fund this anticipated loan growth, additional common equity, or alternative types of equity, may also be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loan securitizations.

Consistent with these plans, in July 2007, BCC entered into a merger with Oakmont Acquisition Corp. This resulted in an infusion of $38,311,000 of cash into the Company with which to grow its loan portfolio. Additionally, with the merger the Company has become a public reporting company which should increase opportunities for BCC to solicit investments from investors in the future. (See footnote 1 (b).)

Loan Participations

The Company continues to rely on loan participation sales as a source of funding those loan types that are not yet qualified for bank lines of credit or the securitization model and also those loans that are prohibited from being sold to warehouse entities due to excess concentration restrictions, which includes obligor and geographic concentration restrictions. As the portfolio continues to grow, the sale of loan participation interests remains an essential source of funding. Loan participation balances, including on and off-balance sheet loan participations and excluding related party loan participations, was $256,137,000 and $183,450,000, respectively, at September 30, 2007, and December 31, 2006. As the portfolio continues to grow, the sale of loan participation interests remains an essential source of funding. In light of the recent conditions within the credit markets, specifically reduced participation by investors in asset securitizations and lender of credit facilities, the Company plans to rely more heavily on the sale of participation interests as it has in recent years.

Asset Securitizations

In recent years, BCC has relied on securitizations to fund an increasing share of the loan portfolio. Asset-backed securities totaling $0 and $52,346,000 were issued in 2007 and 2006, respectively. Based on recent developments in the credit markets, especially as it relates to asset securitizations, the buying pool of prospective purchasers have been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective purchasers to participate in asset securitizations completed by the Company in the future, if there is a market at all. If the market for these securities is such that this is not possible, then BCC believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from bank lines of credit.

Off-Balance Sheet Bank Debt

During the first quarter of 2007, the Company structured an off-balance sheet transaction, involving the sale of loans to Brooke Warehouse Funding, in which loans were used by Brooke Warehouse Funding, LLC to secure bank debt, through its wholly owned subsidiary, from Fifth Third Bank, in which BCC is not obligated to repay. Previously, Brooke Warehouse Funding secured bank debt directly from Fifth Third Bank, which was categorized as on-balance sheet bank debt to BCC. BCC plans to continue to utilize Brooke Warehouse Funding, LLC as a source of loan funding. As of September 30, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $180,270,000. Based on recent developments in the credit markets, especially as it relates to off-balance sheet bank debt, the pool of prospective lenders of such off-balance sheet debt have been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective lender to extend such credit in the future, if there is a market at all. If the market for such debt is such that this is not possible, then the Company believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from on-balance sheet bank lines of credit.

On-Balance Sheet Bank Debt

As part of its loan sale activities to qualifying special purpose entities, BCC regularly invests in subordinate securities. Subordinate securities represent the required over-collateralization of the pool of loan assets that back the securities sold to investors or bank debt to creditors. BCC retains ownership of the resulting subordinate loan tranche and have historically borrowed money from commercial banks to fund these investments. Cash flows associated with these subordinate securities are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans and unaffiliated purchasers. Cash flows associated with subordinate securities are subject to loss of cash flow resulting from credit losses and prepayments associated with the transferred loans. Subordinate securities totaling $5,190,000 and $13,312,000 were acquired in the three months ended September 30, 2007 and the year ended December 31, 2006, respectively, and corresponding bank debts decreased $968,000 and increased $9,700,000 in the same respective periods. The amount of bank debt incurred in 2007 will be dependent in part on the level of loan sale activities to qualifying special purpose entities.

On-Balance Sheet Private Placement Debt

In November 2006, BCC closed a private placement debt offering consisting of $45,000,000 in 12% per annum fixed rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by BCC, and the remainder of the proceeds was used to fund BCC’s growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance totaled approximately $4,646,000. These costs were deferred and are being amortized using the effective interest method over the life of the notes. This includes warrants issued to the placement agent, Morgan Joseph & Co. Inc., in the amount of 2% of the offering or $900,000. The number of shares exercisable under the placement agent warrants is 263,556. The total amount of amortization resulting from debt issuance costs for the nine months ended September 30, 2007 and 2006 was $338,000 and $0, respectively. The maturity date of the senior secured notes is April 30, 2013. No principal payments are required until maturity. The notes are collateralized by a lien on substantially all of BCC’s assets, including accounts, general intangibles and instruments, but are not collateralized by loans sold to warehouse special purpose entities and membership interest of certain special purpose entities. In addition, the secured parties have agreed to release their interest in loans sold to participating lenders and securitization special purpose entities.

On-Balance Sheet Bank Lines of Credit

In recent years, BCC has funded an increasing number of originated loans through its warehouse lines of credit providers, leading up to the time of loan securitizations. Additionally, as part of its bank lines of credit, the Company is required to over-collateralize loans funded through these warehouse lines, in which BCC typically funds these over-collateralization requirements by utilizing other lines of credit or short-term debt. As of September 30, 2007, the Company had four bank lines of credit with combined limits of approximately $171,500,000, as compared to five bank lines of credit with combined limits of approximately $100,000,000 on December 31, 2006. During the first quarter of 2007, BCC replaced an $85 million on-balance sheet warehouse facility with Fifth Third Bank with a $150 million off-balance sheet financing arrangement. During the third quarter the Company increased its line of credit with DZ Bank from $80 million to $150 million. BCC has not utilized this facility through the third quarter of 2007. However, reduced pricing implemented in September 2007 is expected to increase the utilization of the facility thereby increasing on-balance sheet loans. While they are on balance sheet, there is no recourse to BCC on the loans in the DZ Bank facility beyond the over-collateralization.

Subject to the above uncertainties, the Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy normal financial needs for the next twelve months even if the contemplated merger does not close. Additionally, subject to the above, BCC believes that funds generated from future operating, investing and financing activities will be sufficient to satisfy future financing needs, including the required annual principal payments of the long-term debt and any future tax liabilities.

Impact of Inflation and General Economic Conditions

The level of credit losses for BCC and payment delinquencies increased during 2006 and continued to increase during 2007 due, in part, to higher interest rates and a softening insurance premium insurance market. BCC does expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by BCC borrowers.

The actual annualized prepayment rate on BCC loans has increased to approximately 14.1% during the twelve months ended September 30, 2007, primarily due to increased asset ownership transfers to other borrowers within the portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the BCC loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The level of credit losses for BCC and payment delinquencies increased during 2006 and continued to increase during the first nine months of 2007 due, in part, to increasing interest rates, the seasoning of the loan portfolio and a softening premium insurance market. BCC does expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by BCC borrowers. The majority of loans in the Company’s portfolio has a variable interest rate based upon the prime rate and adjusts daily. To the extent interest rates increase significantly, borrowers may have a more difficult time making their principal and interest payments.

The actual annualized prepayment rate on BCC loans has increased to approximately 14.1% during the twelve months ended September 30, 2007, primarily due to increased asset ownership transfers to other borrowers within the portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the BCC loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

Item 4.	Controls and Procedures.

The Company has adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, BCC has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in internal controls over financial reporting (as defined in Rule 13(a) or Rule 15d–15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Brooke Credit Corporation has from time to time been party to claims and lawsuits that are incidental to its business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, BCC believes that the amount, if any, that the Company is required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on consolidated results of operations or financial position.

Item 1A.	Risk Factors

The Proxy Statement for the Special Meeting of Stockholders dated July 11, 2007, includes a detailed discussion of the risks the Company faces. The information presented below updates this discussion and should be read in conjunction with the risk factors discussed in the Proxy Statement.

•

The Company’s credit loss reserve is based upon various assumptions. If these assumptions are incorrect, and realized credit losses exceed the amount of the reserve or delinquencies increase, requiring an increase in the reserve, then BCC’s financial condition and results of operations may be adversely affected.

The Company has established a credit loss reserve based upon certain assumptions with respect to future losses. The assumptions used by the Company involve a great deal of judgment. BCC makes assumptions about losses based on an aggregate of individual transaction factors as well as assumptions based on overall market risk factors. The Company may not be able to accurately predict credit losses and, as a result, BCC cannot guarantee that the credit loss reserve will be adequate. If delinquencies or loss rates are higher than assumed, the Company will be required to increase the reserve. If credit losses exceed the amount of reserve, then BCC’s results of operations may be adversely affected and the Company’s financial condition may become impaired.

•

In August 2007, Brooke Corporation announced the merger of Brooke Franchise into Brooke Capital Corporation (AMEX:BCP) effective in November 2007, subject to standard closing conditions. Although it is anticipated that upon closing Brooke Corporation will own approximately 81% of the merged company, Brooke Franchise will no longer be a wholly owned subsidiary of Brooke Corporation. Although BCC and Brooke Franchise are controlled by Brooke Corporation, the merger will result in further separation of the two. The Company cannot assure the security holder that its relationship with Brooke Franchise will not be adversely affected.

A significant part of the loan portfolio is comprised of loans to franchisees of Brooke Franchise. Brooke Franchise and Brooke Capital Advisors, Inc., which is a wholly owned subsidiary of Brooke Capital Corporation, are sources of loans and providers of collateral preservation services to BCC. The security holder cannot be assured that Brooke Franchise or Brooke Capital Advisors will continue to refer applicants to BCC or continue to refer the same number of applicants to BCC. Furthermore, the Company cannot assure the security holder that Brooke Franchise and/or Brooke Capital Advisors will not terminate their roles as collateral preservation providers, reduce the resources they dedicate to such services, or reduce the quality or level of services they provide under collateral preservation agreements with the Company. If Brooke Franchise and/or Brooke Capital decide to terminate their role as collateral preservation providers, reduce the resources they dedicate, or reduce the quality or level of service they provide, BCC may have to replace them as collateral preservation providers. Although the Company receives applicant referrals from other sources and backup providers of collateral preservation services have been retained to provide up front and ongoing collateral preservation services to BCC, replacing Brooke Franchise or Brooke Capital as the provider of collateral preservation services may result in the origination of fewer loans, additional costs and a deterioration of the loan portfolio, which could increase credit losses and reduce profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	Submission of Matters to a Vote of Security Holders

On July 18, 2007, the Company filed a Current Report on Form 8-K announcing the approval of the previously announced merger between Oakmont and Brooke Kansas at a special meeting of stockholders. The information contained in such Current Report on Form 8-K is incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	BROOKE CREDIT CORPORATION

	By	/s/ Michael S. Lowry
Michael S. Lowry,
Chief Executive Officer

	By	/s/ Andrea F. Bielsker
Andrea F. Bielsker,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.