Form 10-K
period 2007-12-31
Brooke Credit CORP
filed 2008-03-13
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51423

BROOKE CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2679740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7400 College Boulevard, Suite250, Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: 877.302.9111

10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210

(Former name, former address, former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 per share	NASDAQ Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(c) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $49.3 million on June 29, 2007. There were 25,849,137 shares of $.01 par value common stock outstanding on February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Brooke Credit Corporation’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2007, are incorporated by reference in Part III.

Brooke Credit Corporation

2007 Form 10-K Annual Report

Item 1.	Business

Company Overview

Brooke Credit Corporation (“BCC,” “we,” “our,” “us” and the “Company”) is a specialty finance company that lends principally to locally-owned businesses that sell insurance. It was incorporated under the laws of the State of Kansas on January 22, 1988, under the name Hess Monuments, Inc. Its name was changed to Brooke Management, Inc. in August 1990 and then to Brooke Credit Corporation in July 1994. In July 2007 the Company merged with Oakmont Acquisition Corp. (“Oakmont”), a special purpose acquisition company (also known as a “blank check” company) that was originally incorporated in Delaware in July 2005. The Company’s common stock is traded over-the-counter under the symbol “OTCBB: BRCR.OB” and is organized under the laws of the state of Delaware. Brooke Corporation, a Kansas corporation, whose stock is listed on the NASDAQ Stock Market under the symbol “BXXX,” was previously the sole owner of the Company and, subsequent to the merger, remains the largest stockholder owning approximately 62% of the Company. In January 2008, the Company began conducting business under the trade name “Aleritas Capital Corp.”

The Company directly owns 100% of the membership interests of Brooke Credit Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity as part of the warehouse line of credit with Autobahn Funding Company, LLC. Brooke Credit Funding, LLC has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with Autobahn Funding Company, LLC in connection with a credit facility recorded in the Company’s financial statements as secured borrowings.

The Company directly owns 100% of the membership interests of Brooke Warehouse Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity as part of the off-balance sheet financing facility with Fountain Square Commercial Funding Corporation. Brooke Warehouse Funding, LLC has separate financial statements. Until the first quarter of 2007, this entity was the purchaser of loans originated by the Company in connection with a credit facility recorded in the Company’s financial statements as an on-balance sheet warehouse facility. Brooke Acceptance Company 2007-1, LLC was formed during March 2007 and is a wholly-owned subsidiary of the Company which, commencing in March 2007, began purchasing loans originated by the Company pursuant to true sales. Brooke Acceptance Company 2007-1, LLC was the purchaser of loan participation interests from Brooke Warehouse Funding, LLC in connection with an off-balance sheet financing facility with Fountain Square Commercial Funding Corporation, an affiliate of Fifth Third Bank, which closed on March 30, 2007. Brooke Master Trust, LLC, a Delaware bankruptcy remote special purpose limited liability company organized on September 18, 2007, is a wholly owned subsidiary of Brooke Warehouse Funding, LLC and replaced Brooke Acceptance Company 2007-1, LLC, which has been dissolved. The financial information of Brooke Warehouse Funding, LLC is consolidated with the Company’s financial information while Brooke Master Trust, LLC’s financial information is not consolidated.

Titan Lending Group, Inc. (“Titan”), a wholly owned subsidiary of the Company, was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Capital Corporation (“Brooke Capital”), a subsidiary of Brooke Corporation. Such loans are now originated directly by the Company, and therefore Titan has no operations. Titan has separate financial statements which are consolidated with the Company’s financial information.

The Company directly owns 100% of the stock of Brooke Canada Funding, Inc. that was organized in New Brunswick, Canada for the purpose of originating and purchasing loans in Canada as part of the warehouse line of credit with the Canadian branch of Fifth Third Bank. Brooke Canada Funding, Inc. has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with the Canadian branch of Fifth Third Bank.

The Company had 32 full-time employees as of December 31, 2007, most of whom were underwriting, financial analysis, workout, accounting and legal staff. Staffing is limited because BCC contracts with third parties to perform most loan servicing and administrative services such as human resources and certain legal, technology and accounting services.

Lending Programs

Brooke Credit Corporation is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. The Company operates as a single segment and lends to four types of borrowers:

•

Retail Insurance Agents and Agencies that Are Franchisees of Brooke Capital, a related party. Brooke Capital franchisees primarily focus on the sale of property and casualty insurance to consumers and businesses. Retail insurance agents and agencies primarily need our capital to start-up insurance agency businesses, finance acquisitions of other retail agencies and, to a lesser degree, agency expansions and operations. These loans are secured by the franchise business and personal guarantees by the individual franchise owners. Approximately 11%, or $75,018,000, of the franchise loan portfolio as of December 31, 2007, was comprised of loans made to franchisees for the purpose of starting an insurance agency business from scratch. Lending to franchisees of Brooke Capital represents the most seasoned of all our lending programs. Loan types within this lending program generally vary depending on the development stage or maturity of a franchise business and may have repayment terms ranging from 8 months to 15 years.

•

Retail Insurance Agents and Agencies that Are Not Franchisees of Brooke Capital. We make loans to these borrowers primarily for acquisitions of retail agencies with three or more years of operating history and also to borrowers that primarily focus on the sale of property and casualty insurance. These loans are made with repayment terms ranging from 10 to 12 years and are secured primarily by the underlying agency businesses or by a renewable stream of sales commissions and personal guarantees by the individual agency owner.

•

Managing General Agencies (“MGAs”) in which the Sale of Insurance Is Their Primary Business. MGAs are insurance businesses that typically wholesale insurance products to retail agents and agencies, frequently on behalf of an affiliated insurance company. We make loans to these borrowers primarily for acquisitions of MGAs or to finance the capitalization of an affiliated insurance company. Approximately 77%, or $124,798,000, of the MGA loan portfolio as of December 31, 2007, was comprised of loans made to MGA’s for the purpose of capitalizing Florida property insurance companies. These loans are made with repayment terms ranging from 7 to 10 years and are secured by the underlying MGA businesses or by a renewable stream of underwriting and sales commissions and, in some cases, by the stock of insurance companies affiliated with the MGA borrower.

•

Independent Funeral Home Owners in which the Sale of Insurance Is Not Their Primary Business but an Often Important Part of Their Business (the sale of pre-need life insurance). We make loans to these borrowers primarily for acquisitions of funeral homes with three or more years of operating experience. These loans are typically made with repayment terms ranging from 12 to 15 years and are secured primarily by the underlying funeral home business, which typically includes commercial real property, and by personal guarantees from individual funeral home owners.

Sourcing

Brooke Credit Corporation believes that it has established itself as a leading lender in its target markets. The Company’s credit applications are primarily generated from referrals from its loan sourcing network, a group of industry consultants with which the Company has developed a relationship and who have clients that need the financing offered by the Company, and from the results of internal marketing efforts. In many cases, industry participants that are part of our sourcing network also provide collateral preservation and loss mitigation services during the life of a loan for an ongoing fee. The Company believes that consultants are more likely to refer loans to BCC because its competitors are less likely to purchase post-funding collateral preservation and loss mitigation services during the life of the originated loan. The Company’s referral sources are strategically aligned and economically motivated to forward high quality loan opportunities to the Company and provide high quality value added support to address credit problems as they arise.

In January 2008, we unveiled a new brand initiative and visual identity along with a new corporate name, Aleritas Capital Corp. Together with our rebranding, we have launched an aggressive marketing campaign designed to position the Company for growth in 2008 and beyond. The Company has set an objective of achieving $1 billion in loan portfolio balances during 2008. In recent years the Company has been transitioning from being a franchise lender to an industry lender. The rebranding initiative and marketing campaign are designed to generate a significant portion of non-franchise loan activity in 2008. This marketing campaign is designed to work in conjunction with the Company’s sourcing partners to help them be more successful in soliciting quality applications from the markets in which they serve. BCC has also implemented plans to diversify its sourcing platform by contracting with additional sourcing partners. BCC prefers to enter into sourcing agreements with sourcing partners from which it receives a first right of refusal on all applications sourced by a consultant, in order to help reduce the likelihood of adverse selection.

Underwriting

Over the years, we have acquired an underwriting expertise in loaning money to insurance and funeral home professionals, which includes detailed risk profiling, personality testing of most applicants, revenue analysis, supplier relationships, marketing activities, producer relationships and customer retention. In addition to the repayment, financial condition, and collateral analyses of each application, the Company emphasizes the analysis of an applicant’s human capital and focuses on loaning money to individuals with a successful track record, demonstrable financial commitment and experience in their profession.

Collateral Preservation Services

The Company utilizes industry consultants (including Brooke Capital and its subsidiaries) to perform upfront and ongoing collateral preservation services. These consultants assist BCC in performing due diligence, monitoring the borrowers’ business performance, identifying negative operating trends and providing management expertise and rehabilitation services to address such negative trends. In instances where the borrowers have failed to perform, the Company, with the assistance of these consultants, works to assume management of the business, provide rehabilitation services to help stabilize and grow revenues, address any relevant operating problems and then sell or facilitate the sale of the business to another interested party. In addition, as noted in the “Sourcing” section above, because of their contacts and reputation in their respective industries, these consultants represent a valuable source of referrals for loan applications. These consultants receive an ongoing collateral preservation fee over the term of the loan which is a percentage of the outstanding loan balance. Additionally, these consultants may be reimbursed or compensated for management and rehabilitation services. BCC utilizes these sources of loan applications because the consultants have a monetary incentive as a result of the ongoing fee to refer quality credit applications to us. Furthermore, we feel that these consultants are more likely to refer loans to BCC as most of its competitors are less likely to purchase post-funding collateral preservation services.

The Company generally utilizes three levels of collateral preservation services. The first level of collateral preservation includes protections that are a natural result of a franchise or agency relationship, such as the franchise program offered by Brooke Capital or an agency program offered by a captive insurance company. The collateral preservation benefits offered by enrollment in such a program include (i) access to large company resources such as branding and administrative support; (ii) a lock box arrangement facilitated by the franchisor or captive carrier that helps ensure loan payments are made on a timely basis; (iii) access to franchisor or captive carrier generated revenue trend reports; and (iv) a franchisor and captive insurer with a vested interest in the success of their agents. The second level of collateral preservation includes initial due diligence of an applicant, such as borrower interviews and inspection reports, and ongoing routine contact with borrowers, collection of information for credit reviews and periodic collateral inspections. The third level is specialized consulting in instances where the borrowers have defaulted on payment or have breached certain loan covenants. These consultants assist the Company in management of the business of the affected borrower, providing rehabilitation services to help stabilize and grow revenues, addressing relevant operating problems and selling or facilitating the sale of the business to another interested party. Brooke Capital has been a major provider of collateral preservation services for franchise loans. Brooke Capital recently communicated to BCC its intent to significantly reduce its financial support to certain franchise locations and has asked BCC to pay certain fees and expenses. Many agency owners have been negatively impacted by soft market conditions over the past few years, which have resulted in, among other factors, increased rehabilitation and management support by Brooke Capital. The Company expects this reduction in financial support to have a negative impact on its franchise portfolio and earnings, and is closely monitoring this situation to assess the impact of Brooke Capital’s action on the quality of the loan portfolio and the adequacy of the loan loss reserves. BCC is actively sourcing additional collateral preservation providers although the cost of the services could be higher than BCC’s historical cost.

No compensation is paid by the Company for the first level of collateral preservation, since it is the natural result of an existing relationship the borrower has with a franchisor or captive insurance company. However, consultants are paid up to 1% of the original principal balance of the loan to assist us with initial due diligence and, until the loan is repaid, up to 1/12 of 1% of the current loan balance on a monthly basis to assist in the ongoing monitoring of borrower performance. Additional fees and expenses which vary on a case by case basis may be paid to consultants for management, rehabilitation and liquidation services.

Loan Funding

BCC funds its loans through a combination of the following four funding mechanisms.

•

Off-Balance Sheet Loan Participations. This involves the true sale of loan participation interests in individual loans. BCC generally sells the loans to a network of over 175 banks and financial institutions.

•

Off-Balance Sheet Loan Securitizations. Having established a track record through loan participations, BCC pioneered the first securitization of insurance agency loans in April 2003, which involved the issuance of $13.4 million in rated asset-backed securities. Subsequently, BCC has sold to its lender network five additional issues totaling $174.3 million in such securities.

•

Off-Balance Sheet Warehouse Facility. In March 2007, the Company initiated a $150.0 million facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The facility qualifies for true sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).

•

On-Balance Sheet Funding. These loan amounts are funded from BCC cash and short-term financing. BCC has four lines of credit with a cumulative availability of $171.6 million, which provide BCC with an immediate source of capital to fund loans.

In light of recent conditions within the credit markets some of these funding sources may not be available to us or may carry less favorable terms and conditions.

Portfolio Performance

As a specialty lender, BCC believes its critical benchmark is the performance of its underlying loan portfolio. The Company believes it has a sourcing platform, experienced and disciplined underwriting, and an innovative collateral preservation platform. In BCC’s opinion, these help the Company to better measure, monitor and control credit quality. However, during the second half of 2007, BCC experienced an increase in impaired loans, the majority of which related to Brooke Capital franchise loans. These impaired loans included an increase in loan delinquencies, an increase in defaulted loans, and an increase in agencies with loans under management by Brooke Capital. The insurance industry continues to be impacted by a soft insurance market, which is having a direct impact on credit quality within BCC’s franchise loan portfolio. To compound this industry condition, during the fourth quarter of 2007, Brooke Capital communicated to the Company its intent to significantly reduce financial support of numerous franchise locations. Brooke Capital’s cost reduction measure may result in more BCC losses as there will be more franchise borrower failures, less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. As a result of this philosophy change by Brooke Capital, BCC expects that certain franchise loans, in which Brooke Capital has historically provided support, will likely result in liquidations and potential credit losses. Brooke Capital has informed BCC that it intends to charge BCC for certain rehabilitation, management and liquidation services in connection with its collateral preservation duties, which may significantly exceed historical expense levels. Delinquencies of start-up franchise loans continue to increase as more start-up businesses reach scheduled maturity and the underlying agency has not reached the required minimum monthly threshold. During the fourth quarter of 2007, the Company restricted the financing of new start-up franchise loans, unless such loans were made in connection with the sale of an inventory franchise business. Franchise loans comprised approximately 51% of the loan portfolio at December 31, 2007, compared with 58% and 72% at December 31, 2006 and 2005, respectively. During 2008 the Company expects to originate a greater percentage of new loans from non-franchise retail agencies than franchise agencies.

Strategy

Brooke Credit Corporation believes there are significant profitable growth opportunities for its loan programs. During 2007, the Company originated $314.6 million in new loans from existing loan programs while maintaining acceptable credit quality. Although management has no immediate plans to expand its lending programs beyond insurance agencies and funeral home owners, it will continue to consider opportunities in which it can leverage existing underwriting expertise to make loans to more insurance related businesses. The Company does plan to continue transitioning from being a franchise lender to being an industry lender.

Government Regulation

BCC’s lending activities are targeted to businesses that are generally unregulated. However, usury and other laws may apply. Additionally, many states have statutes regulating the activities of brokering loans or providing credit services to individuals or businesses. Such laws may pertain to the receipt of advancement fees, misrepresentations or omissions of material facts in connection with loans or services, and engagement in fraud or deception.

Competition

The Company believes that it currently faces limited competition within its target markets. Since lender specialization or specialized underwriting expertise is typically required in order to make credit worthy loans to insurance-related businesses, most lenders are generalists and generally avoid these loan types because they lack the expertise. For the insurance sector, Oak Street Funding, a specialty finance company, serves as BCC’s primary competitor and for the death care sector, Midwest Bankers, a specialty finance company, serves as its primary competitor.

Available Information

BCC’s website (www.aleritascapital.com) provides at no cost the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practical after electronic filing of these reports with the Securities and Exchange Commission. These documents are available in print without charge to any stockholder requesting them. Written requests may be made to the Corporate Secretary, 7400 College Boulevard, Suite 250, Overland Park, Kansas 66210.

Item 1A.	Risk Factors

The following are important risks and uncertainties BCC has identified that could materially affect its future results. These should be considered carefully when evaluating forward-looking statements contained in this Annual Report and otherwise made by the Company or on its behalf because these contingencies could cause actual results and circumstances to differ materially from those projected in forward-looking statements. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below. If any of those contingencies actually occurs, BCC’s business, financial condition and results of operations could be negatively impacted and the trading price of its common stock could decline.

Risks Related to Brooke Credit Corporation’s Business

BCC’s borrowers’ financial performance (which may be affected by, among other conditions, a softening insurance market and rising interest rates) may adversely affect their ability to repay amounts due which could result in increased credit losses. These increased credit losses, where the Company has retained credit exposure, could decrease the Company’s assets, net income and cash available.

BCC has credit exposure with respect to its loans. The Company lends money to insurance agencies and funeral home owners to start-up and acquire businesses and/or to provide working capital. If the borrowers are not successful, they may be unable to repay their loans and other obligations, which would be detrimental to BCC.

The Company may not be able to accurately predict credit losses, and as a result, the amount budgeted for future credit losses may not be sufficient, in which case BCC’s financial condition and results of operations will be adversely affected. For example, in a securitization, participation or warehouse sale transaction, the Company may recognize a gain on sale resulting from related retained interest and/or servicing rights when BCC sells the assets. The value assigned to the retained interest and/or servicing asset depends upon certain assumptions made about the future performance of the sold loans, including the level of credit losses. If actual credit losses differ from these assumptions, the value of the retained interest and/or servicing asset may decrease materially. Additionally, borrowers’ adverse financial performance may result in a downgrade or withdrawals of ratings given to securities previously issued in BCC’s securitizations, or prevent BCC from earning favorable ratings on future securitized loan pools.

Depending on the outcome of the continued impact of the soft market and recent actions by Brooke Capital on its franchise loan portfolio, BCC may become burdened with a deteriorating franchise loan portfolio which could impact future growth prospects and could impact its ability to secure future capital to originate loans.

The value of the collateral securing BCC’s loans to borrowers may be adversely affected by the borrowers’ actions, which could inhibit the Company’s ability to recover the full amount of its loans in the event of borrowers’ default and subsequent collateral liquidation.

Loans to insurance agencies, funeral home owners and other borrowers are secured by assets relating to a borrower’s business. These assets in most cases are intangible, and the value of these assets may rapidly deteriorate if the borrowers do not adequately serve their customers or if the products and services they offer are not competitively priced. Reduction in the value of such assets could result in these loans being inadequately secured, which could result in a credit loss in the event of a default on these loans. Increases in credit losses in connection with loans where BCC has retained credit exposure could decrease its assets, net income and cash available.

The ability of the Company’s borrowers to repay their loans may be adversely affected by an increase in market interest rates which could result in increased credit losses. These increased credit losses, where BCC has retained credit exposure, could decrease the Company’s assets, net income and cash available.

The loans the Company makes to its borrowers typically bear interest at a variable or floating interest rate. When market interest rates increase, the amount of revenue borrowers need to service their debt also increases. Some borrowers may be unable to make their debt service payments. As a result, an increase in market interest rates will increase the risk of loan default. In addition, during periods of higher interest rates some of BCC’s borrowers experience a flattening or decreasing of property and casualty insurance premiums, and thus commissions. A decrease in commissions received by the borrowers will reduce the revenues the borrowers have available to service their debt thus increasing the risk of default on the Company’s loans. As well, an increase in interest rates could cause certain insurance companies to reduce their premium rates in an effort to sell more insurance and invest the resulting premiums in fixed-income securities to get the benefit of these higher rates. In such event, the amount of commissions BCC’s insurance agency borrowers earn could be adversely affected, further increasing the risk of default.

BCC’s financial condition could be adversely affected if it is unable to fund loans through sales to third parties. As a finance company, BCC secures money to lend to borrowers from third parties. If funding sources are no longer willing to loan the Company money, it will be unable to make additional loans which will reduce revenues and net income.

In an effort to broaden its funding sources and to provide an additional source of liquidity, BCC has sold participation interests in its loans and have accessed, and intends to continue to attempt to access, the asset-backed securitization and warehouse funding markets. As of December 31, 2007, BCC had loan balances of $678.2 million (excluding related party loans), of which 96% was funded through money obtained from unaffiliated third parties.

Under a typical asset-backed securitization, BCC sells a “pool” of secured loans to a special purpose entity, generally a limited liability company. The special purpose entity, in turn, typically issues securities that are collateralized by the pool and holders of the securities are entitled to participate in certain pool cash flows. Several factors will affect the Company’s ability to sell participation interests in its loans, to fund its financing through warehouse facilities and to complete securitizations, including:

•	conditions in the credit, financial and securities markets generally;

•	conditions in the asset-backed securities markets;

•	the credit quality and performance of BCC’s financial instruments and loans;

•	BCC’s ability to adequately service its financial instruments and loans;

•	BCC’s ability to monitor its borrowers and implement collateral preservation; and

•	the absence of downgrades or withdrawal of ratings given to securities previously issued in BCC’s securitizations.

During the latter part of 2007 and leading into 2008, many lending organizations have been impacted by a difficult credit market. This has not only impacted the profitability of some lending organizations, but has also reduced capital access and increased cost of funds. As a finance company, investors should expect BCC to be impacted by a deteriorating credit market. Because of current conditions, some funds acquired by BCC have carried certain terms less favorable than in the past. BCC may experience reduced access to capital and its cost of funds may increase. Discussions related to this section are related to facts known to management as of the date of this filing; however, investors should be aware that conditions are rapidly changing in the credit markets and the company’s financial condition and growth prospects may be materially impacted if such conditions continue to deteriorate.

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

The Company makes certain assumptions regarding the profitability of the securitizations, participations, warehouse lines and other funding vehicles which may not prove to be accurate. If these assumptions are wrong, BCC could experience a decrease in its assets, net income and cash available.

In a securitization, participation or warehouse sale transaction, BCC may recognize a gain on sale resulting from related retained interest and/or servicing rights when BCC sells the assets. The value assigned to the retained interest and/or servicing asset depends upon certain assumptions made about future performance of the sold loans, including the level of credit losses and the rate of prepayments. If actual credit losses or prepayment rates differ from the original assumptions, the value of the retained interest and/or servicing asset may decrease materially. For example, the Company recorded impairment losses of $778,000 and $329,000 in the years ended December 31, 2007 and 2006, respectively, related to the prepayment rate. BCC also makes certain assumptions with respect to the discount rate. The value of the retained interest and/or servicing asset may also decrease materially as a result of changes in market interest rates. For example, as a result of the change in the discount rate assumption, the Company recorded an unrealized loss, net of taxes, of $91,000 on the retained interest for the year ended December 31, 2005. The value of the securities balance also may be impacted by greater than expected credit losses. For example, BCC’s securities balance was written down $4,739,000 at December 31, 2007.

In addition, decreases in the value of the retained interests and/or servicing asset in securitizations or warehouses that BCC has completed or loan participations it has sold due to market interest rate fluctuations or higher than expected credit losses or prepayments could have a material adverse affect on its business, financial condition and results of operations.

A significant part of BCC’s business strategy involves the success of its related party, Brooke Capital. In the event Brooke Capital is not successful, it may be unable to provide franchisor services to franchisee borrowers and collateral preservation services to BCC. In either instance, Brooke Capital’s inability to succeed could reduce BCC’s profitability, the ability to grow its business, result in increased borrower failures and loan losses, and result in a temporary reduction in collateral preservation services or increase their cost if the Company were unable to find a suitable replacement at a comparable cost.

BCC obtains a substantial portion of its business through loans to franchisees of Brooke Capital, and Brooke Capital provides collateral preservation services to BCC with respect to its retail insurance agency (both franchise and captive) loan portfolio. The continued growth of Brooke Capital is dependent upon a number of factors, including the availability of adequate financing and suitable franchise locations on acceptable terms, experienced management employees, the ability to obtain required government permits and licenses and other factors, some of which are beyond their control. In addition, Brooke Capital competes for acquisition and expansion opportunities with entities that have substantially greater resources than Brooke Capital does. BCC cannot assure that Brooke Capital will be able to grow its business successfully through adding new franchise locations or by growing the operations of existing franchisees and be able and willing to provide effective collateral preservation services at an acceptable price. Brooke Capital’s failure to grow could materially reduce the Company’s loan origination volumes which could reduce its profitability and ability to grow. Brooke

Capital’s failure to grow may also materially reduce Brooke Capital’s ability to provide collateral preservation services including its ability to assist the Company in liquidating failed start-up locations at a reasonable cost. Although backup providers of collateral preservation services have been retained to provide ongoing collateral preservation services to BCC, replacing Brooke Capital as the provider of the Company’s collateral preservation services may result in additional costs to BCC and a reduction in the level of collateral preservation services.

During the latter part of 2007 and into 2008, BCC began to restrict capital associated with franchise lending. Because Brooke Capital’s revenues and earnings are largely dependent on franchise location growth, which requires capital by lenders, such capital restriction may impact the financial condition of Brooke Capital which could have an adverse effect on BCC.

In the event Brooke Capital experiences financial deterioration, it could adversely affect Brooke Capital’s ability to provide franchisor services to BCC’s borrower franchisees. Also, in the event Brooke Capital experiences financial deterioration, it may become less willing to provide financial and other support for its franchisees and may become more aggressive in collecting amounts owed it from its franchisees. Such circumstances could create financial pressure on BCC’s borrower franchisees and could result in more borrower franchisee failures, defaults and loan losses, all of which would adversely affect BCC’s financial results.

Brooke Franchise fulfilled Brooke Capital’s key role before it was merged into Brooke Capital in November 2007. Brooke Franchise was a wholly-owned subsidiary of Brooke Corporation, whereas Brooke Corporation owns approximately 81% of the merged company. Although BCC and Brooke Capital are controlled by Brooke Corporation, the merger has resulted in further separation of the two, and BCC’s relationship with Brooke Capital has been and may continue to be adversely affected.

Brooke Capital is not required to refer applicants to BCC. Furthermore, Brooke Capital may seek to terminate its role as collateral preservation provider, increase the fees and expenses it charges for such services, reduce the resources it dedicates to such services, or reduce the quality or level of services it provides under collateral preservation agreements with the Company. Brooke Capital stated in its third quarter, 2007, 10-QA, filed with the SEC on November 14, 2007, that it “plans eventually to cancel collateral preservation agreements (although not necessarily franchise agreements) on those conversion loans for which rehabilitation is too expensive; or in the event that collateral preservation agreements are not cancelled, to require lender reimbursement for rehabilitative expenses as provided in the collateral preservation agreement. This cost reduction measure by Brooke Capital may result in more lender losses as there will be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchisees out of the system.” If Brooke Capital decides to terminate its role as collateral preservation provider, increase its fees and expenses, reduce the resources it dedicates, or reduce the quality or level of service it provides, BCC may have to replace it as a collateral preservation provider or pay significantly more than it has historically paid. Although the Company receives applicant referrals from other sources and backup providers of collateral preservation services have been retained to provide up front and ongoing collateral preservation services to BCC, replacing Brooke Capital as the provider of collateral preservation services may result in the origination of fewer loans, additional costs and a deterioration of the loan portfolio, which could increase credit losses and reduce profitability.

Furthermore, Brooke Capital has reduced and, in some cases, eliminated short-term cash flow assistance to its franchisees by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Capital. Commission advances and granting temporary extensions by Brooke Capital to its franchisees have been common practices of Brooke Capital in the past. These commission advances are sometimes required for short-term cash flow assistance of cyclical fluctuations in commission receipts and, in some cases, to assist with cash flow during development of an agency business. This action by Brooke Capital may likely have a negative impact on BCC’s franchise portfolio and the adequacy of the loan loss reserve. Additionally, BCC may be required to extend an increased number of working capital loans to its franchise borrowers, which could increase BCC’s exposure associated with this loan program. Generally speaking, working capital loans are subordinate in nature and may be harder to recover.

Another significant part of BCC’s business strategy involves the success of its related party, Brooke Capital Advisors, Inc. (“BCA”), in sourcing managing general agencies (“MGA”). A reduction in lending opportunities could reduce the number of loans originated which could reduce profitability and the ability to grow.

BCC obtains a substantial portion of its business through loans to MGAs sourced by BCA and BCA provides, or contracts with third parties to provide, collateral preservation services with respect to these loans. It cannot be assured that BCA will be able to identify a sufficient number of loan opportunities to enable the Company to continue the historical rate of growth in its MGA loan portfolio. BCA’s failure to identify and present lending opportunities to the Company could materially reduce its loan origination volumes, which could reduce its profitability and ability to grow. Although the Company has developed other sources of MGA loans and backup providers of collateral preservation services have been retained to provide upfront and ongoing collateral preservation services, as the Company grows it may need additional sourcing partners and collateral preservation providers to refer loans and conduct up-front, pre-funding inspection services, and ongoing collateral preservation services. If BCA fails to provide or contract with third parties necessary to provide collateral preservation services with respect to these loans, the number of loans originated to MGA borrowers could be reduced which could reduce the Company’s profitability and ability to grow.

During the latter part of 2007, BCC began to restrict capital to franchises of Brooke Capital as a result of deteriorating credit quality associated with the franchise loan portfolio. Brooke Capital publicly disclosed that it intends to reduce certain rehabilitation services associated with distressed franchise businesses and is also exploring relationships with other lending partners. BCC is aware that Brooke Capital has communicated with other funding partners, including BCC’s direct competition and its community bank network regarding the origination of franchise and MGA loans sourced by Brooke Capital.

BCC has also implemented plans to diversify its sourcing platform by contracting with additional sourcing partners. As a result of BCC’s decision to diversify its sourcing partners, some existing sourcing partners, including Brooke Capital, may be less inclined to source applications to BCC. This could have a negative impact on short-term loan origination activities.

The insurance agency borrowers’ businesses are dependent on the pricing of property and casualty insurance, which is cyclical. In the event the price of this insurance is reduced, the insurance agency borrowers’ revenues available to repay their loans will be reduced. The inability of borrowers to repay loans could result in increased credit losses. Such credit losses in connection with loans where BCC has retained credit exposure could decrease its assets, net income and cash available.

Many of BCC’s borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies. The commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by BCC’s insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As insurance carriers continue to outsource the production of premium revenue to independent brokers or agents, such as the Company’s insurance agency borrowers, those insurance carriers may seek to further reduce their expenses by reducing the commission rates payable to these borrowers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine the Company’s borrowers’ profitability and their ability to repay their loans. Because BCC does not determine the timing and extent of premium pricing changes, it cannot accurately forecast its borrowers’ commission revenues, including whether they will significantly decline. As a result, BCC’s budget for future credit loss reserves, loan prepayments and other similar items may have to be adjusted to account for unexpected changes in revenues. Furthermore, increases in credit losses in connection with loans where the Company has retained credit exposure could decrease its assets, net income and cash available.

BCC may be required to repurchase loans sold with recourse or make payments on guarantees. In the event the repurchased loans are of low quality or go into default and BCC is unable to recover the full amount of the loan, the Company may experience credit losses which could decrease corporate assets, net income and cash available.

In some instances, BCC has sold loans to investors with full or partial recourse. For example, the Company may be obligated to repurchase a loan that is underperforming and for which the collateral values upon liquidation would not be sufficient to cover the balance of BCC’s loan. In the event of liquidation, the Company could suffer a credit loss which would decrease its assets, net income and cash available. Likewise, if BCC has guaranteed the performance of a loan it has sold to a third party, in the event of default under such a recourse loan, BCC may be required to pay the third party all or part of the principal amount of such loan not recovered through the liquidation of the assets securing the loan. In the event the Company is required to make payments to a third party on a recourse loan, it could suffer a credit loss which would decrease its assets, net income and cash available.

The Company will be adversely affected if it does not have alternative sources of funds to repay obligations as they mature.

The Company’s loans are usually amortized over a period of twelve to fifteen years. BCC has funded a portion of its loan portfolio with funding facilities which will require all or partial repayment by us prior to the time that loans it has made are scheduled to be repaid, and BCC will be adversely affected if it does not have alternative sources of funds to repay these obligations as they mature. For example, BCC funded certain loans through warehouse facilities that must be substantially paid down prior to January 2009. In the event BCC cannot find permanent financing for the loans in this warehouse facility or refinance this warehouse obligation on or prior to their take down or maturity dates, the Company could be declared in default under the terms of the loan documents. As a result of the default, the Company’s cost of funds would increase and its cash flows from the facility could be reduced. In addition, a default under its obligations to the warehouse lender could constitute an event of default under certain other obligations BCC has outstanding which could result in the acceleration of such obligations. BCC may not be able to meet these other obligations if they are accelerated. Furthermore, a default in the obligations to the Company’s warehouse lender may cause other funding sources to cease financing BCC’s lending activities which would inhibit its growth.

Additionally, the Company has sold certain loans to its bank partners with repurchase obligations that are prior to a loan’s maturity date and are generally within 12 months. The Company’s inability to honor such repurchase obligations would result in financial difficulties for the Company and could jeopardize the relationship with its secondary market.

Quarterly operating revenues and results of operations are difficult to forecast and may fluctuate substantially.

The Company’s operating revenues and results of operations may fluctuate substantially from quarter to quarter. Results of operations in any prior reporting period should not be considered indicative of performance in future reporting periods. Many different factors could cause the Company’s results of operations to vary from quarter to quarter, including:

•	the success of origination activities;

•	prepayments on the loan portfolio;

•	credit losses and default rates;

•	the credit market environment generally;

•	BCC’s ability to enter into financing arrangements;

•	competition;

•	seasonal fluctuations in the business, including the timing of transactions;

•	the level of loan sales and the resulting gain on those sales;

•	personnel changes;

•	changes in prevailing interest rates;

•	general changes in the national and world economies; and

•	political conditions or events.

The Company is dependent on key personnel, particularly the services of the Chief Executive Officer (“CEO”). If the CEO were to separate from service with the Company for any reason, funding sources, rating agencies and collateral preservation providers could become uncertain as to the Company’s prospects and could take adverse actions.

BCC is dependent upon the continued services of senior management, particularly the services of the Chief Executive Officer. The CEO’s expertise and leadership have been instrumental to the growth and profitability of the Company. The loss of the services of key personnel, by termination, death or disability, or BCC’s inability to identify, hire and retain other highly qualified personnel in the future, could cause the Company’s funding sources, rating agency and collateral preservation providers to become uncertain as to the Company’s prospects and cause them to decide to withhold additional funding, downgrade or withhold a rating of the Company’s asset-backed securities, or refuse to provide additional collateral preservation services. The terms of certain of BCC’s financings provide for an event of default if the CEO or other named senior managers are not replaced in a specified period of time following a separation in service which could result in the assessment of default interest, loan acceleration and the obligation to repay such financings prior to maturity. The Company may be required to pay more for the services of replacement management than the current senior management receives. BCC currently does not maintain key employee insurance with respect to any of its officers or employees.

BCC’s method of funding loans may cause its leverage to increase.

If the Company funds more of its loans with its cash or warehouse facilities that do not qualify as true sales pursuant to the criteria established by SFAS 140, its current liabilities will increase. BCC’s network of participating lenders and other business partners may become more uncomfortable with such an increase in current liabilities and may cease funding BCC’s lending activities or cease funding them on favorable terms. As a result, the Company may not be able to sell loans it originates on acceptable terms or at all, which could hinder its ability to make the number of loans it desires and reduce the profitability on loans originated.

The Company’s network may be vulnerable to security breaches and inappropriate use by Internet users, which could disrupt or deter future use of BCC’s services.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services. BCC’s failure to successfully prevent security breaches could significantly harm its business, reputation and results of operations and could expose the Company to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which BCC operates, and by consumers. Anyone who is able to circumvent BCC’s security measures could misappropriate proprietary information, including personal customer data, cause interruptions in BCC’s operations or damage its brand and reputation. A breach of the Company’s security measures could involve the disclosure of personally identifiable information and could expose the Company to a material risk of litigation, liability or governmental enforcement proceedings. It cannot be assured that BCC’s financial systems and other technology resources are completely secure from security breaches, password lapses or sabotage, and BCC has occasionally experienced attempts at “hacking.” BCC may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by any of these types of breaches. Any well publicized compromise of the Company’s security or the security of any other Internet provider could deter people from using the

Company’s services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on business. Furthermore, computer viruses may affect BCC’s ability to provide its services and adversely affect revenues. Moreover, if a computer virus affecting the Company’s system were highly publicized, BCC’s reputation could be significantly damaged, resulting in the loss of current and future customers. Also, although BCC has safeguards for emergencies and has arranged for back-up facilities to process information, the occurrence of a major catastrophic event or other system failure could interrupt document processing or result in the loss of stored data.

The Company’s management, facilities and labor force may be insufficient to accommodate expected growth. If this happens, BCC could be required to limit its growth or risk originating loans of lower quality.

If the Company grows more quickly than anticipated, its management, facilities, systems and labor force may become insufficient to accommodate the growth. For example, if BCC were unable to identify a sufficient number of quality loan underwriters or credit review professionals to accommodate increased loan originations, BCC could be required to limit the number of loan originations or risk originating loans of lower quality.

If BCC fails to effectively manage growth, financial results could be adversely affected.

BCC believes that the success of a commercial finance business depends on its ability to increase its interest-earning assets while continuing to maintain disciplined origination and credit decision-making. To that end, during the year ended December 31, 2007, the Company’s loan portfolio grew to $678.2 million, excluding related parties, representing an annual growth rate of 40%. This followed an annual growth of 74% in 2006. BCC must continue to define and expand its marketing capabilities, management procedures, network of collateral preservation providers, internal controls and procedures, access to financing sources and technological systems. As BCC grows, it must continue to hire, train, supervise and manage new employees. BCC may not be able hire and train sufficient lending and administrative personnel or develop management and operating systems to manage its expansion effectively. For example, if the Company were not able to hire and train underwriters or credit review professionals that can effectively analyze and review credit risks associated with its lending programs, credit quality could suffer and loan losses could increase. Increases in credit losses in connection with loans where BCC has retained credit exposure could decrease its assets, net income and cash available.

BCC may not achieve the same levels of growth in revenues and profits in the future as in the past.

As noted above, the Company has experienced rapid growth in loan originations. BCC’s ability to continue to grow its business will be subject to a number of risks and uncertainties and will depend in large part on, among other factors: (i) finding new opportunities in existing and new markets; (ii) hiring, training and retaining skilled managers and employees; (iii) expanding and improving the efficiency of its operations and systems; (iv) maintaining loan quality; (v) maintaining and growing funding sources and the funding network; (vi) growing and maintaining the network of loan sources; (vii) maintaining and growing the network of collateral preservation providers; and (viii) maintaining and attracting customers. Accordingly, BCC may not achieve the same level of growth in revenues and profits in the future as it has historically.

The Company expects to face increased competition that may negatively impact revenue, profitability and market position.

BCC expects its historical success to attract others to its target markets who will strive to compete directly or indirectly against the Company. Some of these competitors may be larger and better capitalized. Increased competition may reduce demand for BCC’s products and limit revenues. Competitors may develop or offer more attractive or lower cost products and services which could erode the Company’s customer base or cause it to decrease the rates offered to customers and thus interest spreads.

The Company is aware that Brooke Capital, a key sourcing partner for the Company, has communicated and negotiated with its direct competitors to develop sourcing relationships with them. Furthermore, Brooke Capital may have disclosed key information regarding our lending programs which may better position our competitors to compete against us.

Additionally, the Company is aware that Brooke Capital has communicated with BCC’s community bank network regarding the sale of loans directly to them, which could create new competitors for the Company, thus potentially reducing the Company’s market share and/or profits.

BCC’s debt instruments contain restrictive covenants and other requirements that may limit business flexibility by imposing operating and financial restrictions on operations.

Certain of the agreements BCC has governing indebtedness contain financial covenants that impose ratios, tests and restrictions, such as maximum prepayment rate, maximum loan loss rate, minimum fixed charge coverage ratio, maximum cash leverage ratio, minimum tangible net worth and stockholders’ equity, and maximum total leverage ratio. Some of the Company’s notes also contain other restrictions, including but not limited to: incurrence of indebtedness and liens; restrictions on the reorganization, transfer and merger of the Company; disposition of properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. BCC’s ability to comply with these ratios or tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions. These covenants may prevent BCC from expanding its operations and executing its business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under the agreements governing the indebtedness.

The cash flows received from the interests retained in securitizations and credit facilities could be delayed or reduced due to the requirements of the agreements entered into, which could impair BCC’s ability to operate.

BCC retains a subordinate interest in its asset-backed securitization and certain credit facility transactions. As a result, receipt of future cash flows is governed by provisions that control the distribution of cash flows from the loans underlying the asset-backed securities. In some circumstances, cash flows from the underlying loans must be used to reduce the outstanding balance of senior notes and are not available to the Company until the full principal balance of the senior notes has been repaid. On a monthly basis, cash flows from the underlying loans in the securitizations and credit facilities must first be used to pay obligations to holders of senior notes, expenses of the debt transaction and to maintain certain required reserves. Poor performance of a pool of loans could reduce or delay future cash flows and therefore could restrict the cash available to conduct operations.

Brooke Credit Corporation has transferred a significant amount of assets and liabilities off-balance sheet in reliance on SFAS 140. In the event transfer of such assets and liabilities is subsequently determined to be inappropriate under SFAS 140, or if SFAS 140 is amended, current off-balance sheet assets and liabilities could be required to be consolidated in the financial statements.

In the ordinary course of business, BCC sells its loans to special purpose entities. Some of these sale transactions are classified as true sales pursuant to SFAS 140 and have historically been subject to significant scrutiny by the Securities and Exchange Commission and have been an area of debate within the Financial Accounting Standards Board (“FASB”). In August 2005, the FASB issued an exposure draft which proposes amendments to SFAS 140. This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets. During July 2006, the FASB continued re-deliberations on the August 2005 revised exposure draft. BCC has transferred a significant amount of assets and liabilities off-balance sheet in reliance on SFAS 140. In the event the transfer of such assets and liabilities is subsequently determined to be inappropriate under SFAS 140, or SFAS 140 is amended based on the provisions of the exposure draft, BCC’s current off-balance sheet liabilities could be required to be consolidated in the Company’s financial statements. In addition, if BCC were required to fund its loans with financings that do not qualify as true sales pursuant to the criteria established by SFAS 140, BCC’s current liabilities would increase significantly. The Company’s network of participating lenders and other business partners may become uncomfortable with such an increase in current liabilities. As a result, BCC may not be able to sell loans it originates on terms acceptable to the Company or at all, which could hinder its ability to make the number of loans it desires and reduce the profitability of the loans it originates.

When the Company sells loans classified as a true sale pursuant to the criteria established by SFAS 140, a retained interest and/or servicing asset is recorded on the balance sheet. The amount recorded is determined based upon certain assumptions made by management. If these assumptions are materially inaccurate, BCC may be required to write down these assets.

Subsequent to the initial calculation of the fair value of retained interest and servicing assets, BCC utilizes a fair market calculation methodology to determine their ongoing fair market value. Ongoing fair market value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due affiliate purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. The revenue stream is based on the loan balances on the date the impairment test is completed, which will include actual prepayments on loans and any credit losses for those loans. If the assumptions used by management in the initial recording of the retained interest or servicing asset prove to be materially inaccurate, the future fair value of the retained interest or servicing asset may be less than originally expected resulting in an impairment loss. Impairment is evaluated and measured periodically. As noted above, an impairment loss was recorded in the years ended December 31, 2007 and 2006, and an unrealized loss, due to a change in the discount rate assumption, was recorded in the year ended December 31, 2005.

Most of the loans made are to privately-owned small and medium-sized companies, which present a greater risk of loss than loans to larger companies.

The portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for BCC’s borrowers to make scheduled payments of interest or principal. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

The collateral securing a loan may not be sufficient to protect the Company from a partial or complete loss if the loan becomes non-performing and requires foreclosure.

While most of BCC’s loans are secured by a lien on specified collateral of the borrower, there is no assurance that the collateral securing any particular loan will protect the Company from suffering a partial or complete loss if the loan becomes non-performing and BCC moves to foreclosure on the collateral. The collateral securing the Company’s loans is subject to inherent risks that may limit its ability to recover the principal of a non-performing loan. Listed below are some of the risks that may affect the value of different types of collateral in which BCC typically takes a security interest.

•	BCC’s valuation of the collateral at the time it makes the loan is not accurate;

•	there is a reduction in demand for a borrower’s products or services;

•

the value of the collateral decreases due to a loss of key customers, key employees or producers, changes in markets or industry conditions (including the softening insurance market environment), borrower actions, ineffective or poor management, increased competition or other reasons; and

•	the failure of the borrower to adequately maintain existing customers or recruit new ones.

BCC’s insurance agency and MGA loans are not generally secured by tangible assets. Furthermore, the Company’s funeral home loans are generally not fully secured by tangible assets. Consequently, if any of these loans becomes non-performing, the Company could suffer a loss of some or all of its value in the loan. BCC’s lending involves lending money to a borrower base primarily on the expected cash flow, profitability and enterprise value of a borrower rather than on the value of its tangible assets. Thus, if one of the Company’s loans becomes non-performing, BCC’s primary recourse to recover some or the entire loan principal would be to force the sale of the entire company as a going concern. The risks inherent in this type of lending include, among other things, the following:

•	reduced use of or demand for the borrower’s products or services and, thus, reduced cash flow of the borrower to service the loan as well as reduced value of the borrower as a going concern;

•	poor accounting systems of the borrower which adversely affect the Company’s ability to accurately predict the borrower’s cash flows;

•	economic downturns, political events and changes, regulatory changes, litigation that affects the borrower’s business, financial condition and prospects; and

•	poor management performance.

Additionally, many of the Company’s borrowers use the proceeds of its loans to make acquisitions. Poorly executed or poorly conceived acquisitions can tax management, systems and the operations of the existing business, causing a decline in both the borrower’s cash flow as well as the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over control of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the borrower to service the loan as well as reduce the value of the borrower as a going concern.

Some of BCC’s borrowers require licenses, permits and other governmental authorizations to operate their businesses. Any revocation or modification of these could impair the borrower’s ability to conduct business, generate cash flows necessary to repay obligations, and reduce the value of collateral securing the Company’s loan which could result in a credit loss for BCC which could reduce its revenues, cash flow and net income.

The Company’s borrowers are required to have permits and/or licenses from various governmental authorities to operate their businesses. These governmental authorities may revoke or modify such licenses or permits if a borrower is found in violation of any regulation to which it is subject. In addition, these licenses may be subject to modification by order of governmental authorities or periodic renewal requirements. The loss of a permit, whether by termination, modification or failure to renew, could impair the borrower’s ability to continue to operate its business in the manner in which it was operated when BCC loaned it money, which could impair the borrower’s ability to generate cash flows sufficient to service the loan or repay indebtedness upon maturity, either of which outcomes would reduce BCC’s revenues, cash flow and net income.

Because a significant part of BCC’s loans and insurance-related revenues derive from operations located in five states, business may be adversely affected by conditions in these states.

A substantial portion of the loan portfolio is derived from operations located in the states of Florida, Texas, California, Missouri and Kansas. BCC’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competition, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult to conduct business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on the Company’s results of operations and financial condition. For example, MGA loan opportunities in Florida have increased due to legislation giving certain insurance companies access to additional surplus on favorable terms through a surplus matching program. The access to additional surplus is contingent upon the insurance company receiving a certain level of new capital. Managing general agents that own or are affiliated with insurance companies in Florida have obtained loans from BCC to finance these capital injections. If this surplus matching program is discontinued or limited, BCC could experience fewer MGA lending opportunities in Florida and fewer MGA loan originations.

Many of the Company’s borrowers are captive insurance agents, and therefore, are dependent on the continued success, competitiveness, credit quality and financial condition of the captive carrier they represent. If the captive carrier’s success, competitiveness, credit quality or financial condition deteriorates, it may inhibit the captive borrowers’ ability to sell policies and earn commissions, which could affect their ability to repay their obligations.

Many of BCC’s borrowers are captive agents and therefore represent primarily one insurance carrier and derive revenues from commissions paid by primarily one carrier. If this carrier’s products become uncompetitive, the carrier is subject to negative publicity, the carrier experiences regulatory concerns or moratoriums, the commission rate the carrier pays its agents is reduced, the premiums charged to the carrier’s customers is reduced and correspondingly the commissions based on such premiums are reduced, the rating of the carrier is lowered, or the carrier otherwise experiences a material adverse condition or event, the Company’s borrower may likewise experience a reduction in revenues. A reduction in these borrowers’ revenues could affect their ability to repay their loan, which in turn could result in increased credit losses. Increases in credit losses in connection with loans where BCC has retained credit exposure could decrease its assets, net income and cash available.

In January 2008, the State of Florida suspended Allstate Insurance Company’s ability to write new business within the state, as a result of Allstate’s failure to adequately respond to a subpoena issued by the insurance department primarily regarding claims handling. Although Allstate was successful in obtaining a court ruling allowing it to continue to sell new policies until otherwise ruled, a suspension of new writing ability would impact the quality of BCC’s Allstate captive agents in Florida. The Company had approximately $25 million in loans outstanding to these agents as of December 31, 2007. BCC has temporarily suspended its lending activities to Allstate captive agents in Florida until this issue is resolved.

The Company may incur lender liability as a result of lending activities which could result in significant defense costs and possible judgments against the Company.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. BCC may be subject to allegations of lender liability. It cannot be assured that these claims will not arise or that BCC will not be subject to significant defense costs and liability if a claim of this type were to arise.

Loans to foreign borrowers may involve significant risks in addition to the risks inherent in loans to U.S. borrowers.

As of December 31, 2007, $11.8 million of the balance sheet loan portfolio represented Canadian borrowers. These loans may expose BCC to risks not typically associated with loans to U.S. borrowers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. For example, to the extent that any of the Company’s loans are denominated in a foreign currency, they will be subject to the risk that the value of a particular currency will change relative to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. BCC does not currently employ hedging techniques to minimize these risks. Therefore, a movement of exchange rates against BCC could result in an increase in its cost of funds and, therefore, a reduction in its profits on the foreign loans.

Risks Related to Brooke Credit Corporation’s Common Stock

Insufficient internal controls may negatively impact BCC’s financial integrity, operations, financial reporting and, ultimately, have a material adverse effect on its stock price.

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. If the Company cannot provide reasonable assurance with respect to its financial reports and effectively prevent fraud, the Company’s operating results could be affected. Pursuant to the Sarbanes-Oxley Act of 2002, the Company is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, the Company could fail to meet its financial reporting obligations, and there could be a material adverse effect on the Company’s stock price.

Brooke Corporation owns a controlling interest in BCC, will be able to exert significant control over BCC and may act in a manner that is adverse to other stockholders’ interests.

Brooke Corporation beneficially owned 62% of Brooke Credit Corporation as of December 31, 2007. As a result, Brooke Corporation is able to exert significant influence over:

•	the nomination, election and removal of the board of directors;

•	the adoption of amendments to the charter documents;

•	management and policies; and

•	the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets.

Brooke Corporation’s interests may conflict with the interests of other holders of BCC’s common stock and Brooke Corporation may take action affecting BCC with which other stockholders may disagree. For example, in order to retain control, Brooke Corporation may decide not to enter into a transaction in which the other stockholders would receive consideration for their shares that is much higher than the cost of their investment in BCC’s common stock or than the then current market price of the stock.

In addition, a declining stock price or deteriorating financial condition (real or even just perceived) of Brooke Corporation could have a ripple effect on BCC and may negatively impact the company’s stock price and relationships with its secondary market.

BCC’s relatively low trading volume may limit stockholders’ ability to sell their shares.

The Company’s average daily trading volume reported on the OTC Bulletin Board was 13,908 shares for the three months ended December 31, 2007. As a result of this low trading volume, stockholders may have difficulty selling a large number of shares of common stock in the manner or at the price that might be attainable if the common stock were more actively traded.

The price of the Company’s common stock may fluctuate significantly, which may make it difficult for stockholders to resell common stock when they want or at a price they find attractive.

BCC expects that the market price of its common stock will fluctuate. The common stock price can fluctuate as a result of a variety of factors, many of which are beyond BCC’s control. These factors include:

•	actual or anticipated variations in quarterly operating results;

•	actual or anticipated changes in the dividends paid on the common stock;

•	recommendations by securities analysts;

•	changes in interest rates and other general economic and credit market conditions;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	operating and stock price performance of its affiliates and other companies that investors deem comparable to BCC;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in BCC’s industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2007, the corporate offices were located in premises at 10950 Grandview Drive, Suite 600, Overland Park, Kansas provided by Brooke Corporation for an administrative fee.

The Company moved into office space at 7400 College Boulevard, Suite 250, Overland Park, Kansas in January 2008. BCC leases 9,014 square feet of space under an operating lease that expires March 31, 2013, with an option to renew for five years. Management believes this facility is in good condition and that adequate insurance has been purchased for the property.

Item 3.	Legal Proceedings

The Company has, from time to time, been party to claims and lawsuits that are incidental to its business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, BCC believes that the amount, if any, that it is required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on its consolidated results of operations or financial position.

Although BCC is not directly engaged in the franchising and insurance industries, it loans to businesses within these two highly litigious industries and obtains services from a franchisor. As a result of its relationship with franchisors, it may have increased litigation exposure as a result.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

Executive Officers of Brooke Credit Corporation

All executive officers are elected annually and serve at the discretion of the Board of Directors. The mailing address of the principal executive officers is 7400 College Boulevard, Suite 250, Overland Park, Kansas 66210.

Anita F. Larson — Chairman and Chief Operating Officer — 46 — Served in this capacity since October 2007. Ms. Larson has served as Chairman of the Board and Director of the Company since January 2006. She joined Brooke Corporation in 1999. In January 2005, Ms. Larson was elected to Brooke Corporation’s Board of Directors and appointed its President and Chief Operating Officer. She was General Counsel from 1999 until

January 2005, Vice President and Secretary from 2001 until January 2005 and Assistant Secretary from 2000 until 2001. Prior to joining Brooke Corporation, Ms. Larson was Vice President and Counsel of the Equitable Life Insurance Society of the United States, New York, New York, Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York, and Second Vice President and Counsel of Security Benefit Group, Inc., Topeka, Kansas.

Michael S. Lowry — President and Chief Executive Officer — 32 — Served in this capacity and as a Director of the Company since February 2003. Mr. Lowry joined BCC as a loan officer in 1998 and was elected its Vice President in 2000. Prior to joining the Company, he was Assistant Vice President of Sunflower Bank in Salina, Kansas. Mr. Lowry is the nephew of Robert D. Orr, Chairman of the Board of Brooke Corporation and Leland G. Orr, Chief Financial Officer of Brooke Corporation.

Branden D. Banks — Executive Vice President — 27 — Served in this capacity since April 2005. He joined the Company as a loan sales representative in 2003 and was appointed Vice President of Sales in 2004. Prior to joining the Company, Mr. Banks was a loan officer for Beneficial Finance in Olathe, Kansas.

Andrea F. Bielsker — Chief Financial Officer and Treasurer — 49 — Joined BCC in this capacity in June 2007. Previously, Ms. Bielsker was Vice President Finance of Liberty Power in Ft. Lauderdale, Florida. Prior to that, she served in various capacities with Kansas City Power & Light (“KCPL”) and its parent company, Great Plains Energy (“GPE”). Ms. Bielsker joined KCPL in 1984 as a financial analyst, was named Supervisor Financial Planning in 1989 and promoted to Assistant Treasurer in 1995, Treasurer in 1996, and Vice President-Finance in 2000. She was promoted to Senior Vice President Finance and Chief Financial Officer in 2001, the position she held until leaving KCPL and GPE in 2005.

Item 5.	Market for BCC’s Common Equity, Related stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded over-the-counter under the symbol “OTCBB: BRCR.OB”. BCC’s warrants are quoted under the symbol “OTCBB: BRCRW.OB” and its units are quoted under the symbol “OTCBB: BRCRU.OB”. Over-the-counter market prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The information set forth in response to Item 201 of Regulation S-K in Notes 1 and 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference in partial response to this Item 5.

Dividend Policy

BCC has not declared any cash dividends on its common stock and it does not anticipate making any cash dividend payments in the foreseeable future. Certain of the Company’s debt instruments restrict dividend distributions.

Holders

There were 74 record holders of BCC common stock on February 7, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information about securities authorized for issuance under BCC’s equity compensation plans.

Item 6.	Selected Financial Data

The selected financial data below (in thousands, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes and the Report of Independent Registered Public Accounting Firm.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data
Interest income, net	$27,055	$19,147	$10,674	$5,739	$2,335
Credit loss	(3,194)	(525)	(13)	—	—

Interest income after credit loss	23,861	18,622	10,661	5,739	2,335
Gain on sale of notes receivable, net	13,674	5,320	6,110	2,054	4,320
Impairment losses	(5,517)	(329)	—	—	—
Other income	901	553	316	64	11

Total operating revenues	32,919	24,166	17,087	7,857	6,666
Total operating expenses	16,005	8,982	5,963	3,858	3,344

Operating income	16,914	15,184	11,124	3,999	3,322
Other expenses	6,677	3,919	1,288	648	72

Income before income taxes	10,237	11,265	9,836	3,351	3,250
Income tax expense	3,890	4,281	3,738	1,139	1,105

Net income	$6,347	$6,984	$6,098	$2,212	$2,145

Earnings per share:
Basic	$0.24	$0.26	$0.25	$0.09	$0.09
Diluted	0.24	0.26	0.25	0.09	0.09
Cash dividends per common share	$—	$—	$—	$—	$—

	December 31,
	2007	2006	2005	2004	2003
Balance Sheets Data
Cash and cash equivalents	$1,570	$4,358	$2,855	$5,697	$2,083
Notes and interest receivable, net	142,467	171,433	47,028	49,203	14,888
Total assets	273,374	256,475	100,436	78,664	33,484
Payable under participation agreements	47,360	35,726	14,664	2,452	1,409
Total debt obligations	80,692	139,554	28,502	39,283	12,465
Stockholders' equity	116,995	64,429	39,230	18,151	7,303
Equity as a percent of total assets	43%	25%	39%	23%	22%

Supplemental Data
Loan balances outstanding (excluding related parties) :
On-balance sheet	$136,298	$165,003	$45,280	$44,801	$10,810
Off-balance sheet	541,948	318,275	232,134	138,583	101,922

Total	$678,246	$483,278	$277,414	$183,384	$112,732

The weighted average shares outstanding for all prior periods were retroactively restated to 24,536,361 shares, the number of shares issued in the Oakmont merger in July 2007.

The response to Item 301 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to clarify and focus on Brooke Credit Corporation’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the Consolidated Financial Statements included in Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Reports of Independent Registered Public Accounting Firm thereon, and other information included in this report. The data in tables is in thousands, except per share data and the number of loans and obligors.

Corporate Overview

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

BCC is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. The Company lends to four primary types of borrowers:

•

Retail insurance agents and agencies that are franchisees of Brooke Capital, an affiliated company. Loan balances associated with this lending program were $348,119,000 and $278,971,000 as of December 31, 2007 and 2006, respectively. Loan balances increased 25% during 2007.

•

Retail insurance agents and agencies that are not franchisees of Brooke Capital. This lending program primarily includes loans made to captive retail and other independent insurance agents and agencies. Loan balances associated with this lending program were $ 85,638,000 and $54,031,000 as of December 31, 2007 and 2006, respectively. Loan balances increased 58% during 2007.

•

Managing general agencies, in which the sale of insurance is their primary business. Loan balances associated with this lending program were $162,005,000 and $89,433,000 as of December 31, 2007 and 2006, respectively. Loan balances increased 81% during 2007.

•

Independent funeral home owners, in which the sale of insurance is not their primary business but often an important part of their business (the sale of pre-need life insurance). Loan balances associated with this lending program were $76,658,000 and $56,016,000 as of December 31, 2007 and 2006, respectively. Loan balances increased 37% during 2007.

Loan balances (excluding related party loans) in which BCC has retained interest and/or servicing rights follow:

	December 31,		Average Loan Size December 31,
	2007	2006	2007	2006
Loan portfolio composition:
On-balance sheet loans	$136,298	$165,003
Off-balance sheet loans	541,948	318,275

Total	$678,246	$483,278

Loans (number and average loan size)	1,313	1,156	$517	$418
Obligors (number and average loan size)	843	750	805	644
Weighted average seasoning (months)	16	14
Weighted average months to maturity	125	131
Variable loan portfolio's average index over prime	3.78%	3.79%

On-balance sheet loans consist of loans (1) held in inventory on the balance sheet, (2) sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, and (3) sold to warehouse entities that do not qualify as true sales pursuant to the criteria established by SFAS 140. Off-balance sheet loans consist of loans, which qualify for a true sale pursuant to the criteria established by SFAS 140, sold to (1) participating lenders, (2) QSPEs, and (3) warehouse entities. All loan balances described above and portfolio statistics described below in this section exclude related party loans.

A majority of the loans are variable rate loans based on the New York Prime rate as published in the Wall Street Journal. However, there are fixed rates on approximately 1% of the portfolio. Typically the interest rate adjusts daily based on the prime rate; however, approximately 4% of the portfolio adjusts annually and an immaterial amount of the loans adjust monthly.

The Company attempts to mitigate credit risk by retaining industry consultants and franchisors (“collateral preservation providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assisting in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services, rehabilitation services, and liquidation services. For these collateral preservation services, the Company shares a portion of the loan fee and interest income received on loan balances over the life of the loans and, in some instances, may be entitled to additional compensation and expense reimbursement, in excess of sharing in loan fees and interest income.

In 2005, Brooke Franchise Corporation (which was merged into Brooke Capital in November 2007) and Brooke Brokerage Corporation were the sole collateral preservation providers. However, as loan balances increased during 2006 and 2007, BCC correspondingly increased the number of collateral preservation providers that it utilizes to help mitigate credit exposure and maintain credit quality. Brooke Capital recently communicated to BCC its intent to significantly reduce its financial support of numerous franchise locations. BCC is closely monitoring this situation to assess the impact of Brooke Capital’s action on the quality of the loan portfolio and the adequacy of the loan loss reserves. BCC is actively sourcing additional collateral preservation providers although the cost of the services could be higher than what BCC has historically paid. During the years ended December 31, 2007, 2006 and 2005, BCC paid $5,750,000, $4,263,000 and $827,000, respectively, in collateral preservation fees to collateral preservation providers. Loan origination fees collected from borrowers offset the initial collateral preservation expense. As of December 31, 2007, collateral preservation providers in which BCC has contracted to purchase collateral preservation services included Brooke Capital, Brooke Brokerage Corporation’s subsidiary, CJD & Associates, LLC, and First Life Brokerage, Inc. (Brooke Capital as of February 2007), all affiliates, and Marsh Berry & Company and Johnson Consulting Group, non-affiliates. In some cases, affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

Results of Operations

In recent years, results of operations have been significantly impacted by the growth of the portfolio, the expansion of loan funding sources, the development of a securitization model and the expansion of lending programs. The following table shows income and expenses and their related percentage changes.

	Years Ended December 31,			Percent Increase (Decrease)
				2007 vs 2006	2006 vs 2005
	2007	2006	2005
Operating Revenues
Interest income	$59,417	$42,728	$23,106	39%	85%
Participating interest expense	(32,362)	(23,581)	(12,432)	37%	90%
Expense as a percent of income	54%	55%	54%
Credit loss	(3,194)	(525)	(13)	508%	3938%

Net interest income after credit loss	23,861	18,622	10,661	28%	75%
Gain on sale of notes receivable, net	13,674	5,320	6,110	157%	-13%
Impairment losses	(5,517)	(329)	—	1577%	—
Other income	901	553	316	63%	75%

Total operating revenues	32,919	24,166	17,087	36%	41%

Operating Expenses
Operating interest	2,920	3,125	1,920	-7%	63%
Compensation	4,991	1,596	1,483	213%	8%
Depreciation and amortization	1,466	876	1,120	67%	-22%
Collateral preservation	3,913	2,357	827	66%	185%
Other general and administrative	2,715	1,028	613	164%	68%

Total operating expenses	16,005	8,982	5,963	78%	51%

Operating income	16,914	15,184	11,124	11%	36%
Interest expense	6,677	3,919	1,288	70%	204%

Income before income taxes	10,237	11,265	9,836	-9%	15%
Income tax expense	3,890	4,281	3,738	-9%	15%

Net income	$6,347	$6,984	$6,098	-9%	15%

Earnings per Share:
Basic	$0.24	$0.26	$0.25	-8%	4%
Diluted	0.24	0.26	0.25	-8%	4%

Interest Income

The Company typically sells most of the loans originated to funding institutions as loan participations and to qualifying special purpose entities (“QSPEs”) in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Prior to either type of sale transaction, these loans are typically held on the Company’s balance sheet and earn interest income during that time. After the loans are sold, interest income continues to be earned from the retained residual assets in these off-balance sheet loans. Interest income increased 39% in 2007 and 85% in 2006. The increases in interest income are the direct result of corresponding increases in the loan portfolio balances on which the Company earns interest. However, the recent decrease in interest rates will lower future interest income since the majority of our portfolio is variable rate loans. This decrease should be offset by the corresponding decrease in participating interest expense.

Participating Interest Expense

A portion of the interest income that is received on loans is paid out to the purchasers of the loans, such as participating lenders and QSPEs. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in loans sold to participating lenders and QSPEs. Participation interest expense represented 54%, 55% and 54% of interest income for the years ended December 31, 2007, 2006 and 2005, respectively.

Credit Loss

A loan loss reserve of $1,655,000 was established during 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because we now retain loans on our balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, as the portfolio seasons, the Company is experiencing increased delinquencies. At December 31, 2007, $13,301,000 in loan balances held on its balance sheet was more than 60 days delinquent as compared to $1,931,000 in such loans at December 31, 2006. Additionally, BCC wrote off loans directly to expense prior to the establishment of the loan loss reserve. These direct write-offs equaled $1,539,000, $525,000 and $13,000, respectively, for the years ended December 31 2007, 2006 and 2005. Refer to Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details.

Gain on Sale of Notes Receivable

When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, servicing assets and interest-only strip receivables are typically recorded. For residual assets resulting from loans sold to QSPEs, accounted for as a true sale, securities are typically recorded consisting primarily of three types; interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. Revenues from gain on sales of notes receivable increased in 2007 as compared to 2006 primarily because more notes receivable off-balance sheet were sold during 2007. This largely resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007. Revenues from gain on sales of notes receivable declined slightly in 2006 as compared to 2005 primarily because more loans were sold to QSPEs in 2005 than 2006, and these entities issued asset-backed securities.

BCC estimates the value of interest-only strip receivables, servicing assets and interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by an estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate on the loans sold and the rate paid to participating lenders or the rate paid to investors and lenders to QSPEs. Over time, as cash is received from the payment of interest and servicing income, the value of the residual asset is reduced by writing down the interest asset and amortizing the servicing assets.

When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable remain on the balance sheet under a participation agreement.

In a true sale, the gain on sale of notes receivable consists of the gain associated with the ongoing servicing responsibilities and gains associated with interest income received.

When the Company sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the notes receivable are sold. When the Company sells notes receivable to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivable to participating lenders is the gain on sale BCC records associated with the interest-only strip receivable and servicing assets, net of direct expenses, as described below. Unlike loans sold to QSPEs, the Company is the primary servicer of loans sold to participating lenders and as such servicing assets and liabilities are recorded.

The gain on sale of notes receivable has three components as detailed below.

	Years Ended December 31,
	2007	2006	2005
Net gain from securitizations	$8,570	$2,028	$7,166
Net gain from true sale loan participations:
Interest-only strip receivable benefit	2,965	2,784	(457)
Net gain from loan servicing	2,844	2,607	726

Subtotal	14,379	7,419	7,435
Gains (losses) from related party loan sales	31	(10)	24

Gain on sale of notes receivable	14,410	7,409	7,459
Less: Securitization fee expense	(736)	(2,089)	(1,349)

Gain on sale of notes receivable, net	$13,674	$5,320	$6,110

The first component of the gain on sale of notes receivable is the gain on sale recorded associated with the over collateralization benefit based on a present value calculation of future expected cash flows from the retained portion of loans sold, net of prepayment and credit loss assumptions. Fluctuations in these gains, year-to-year, reflected the changing volume of loans sold to QSPEs. In addition, the spread for loans sold to QSPEs increased from 3.56% in 2006 to 4.13% in 2007.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying participation loans sold, net of prepayment and credit loss assumptions. The spread associated with loan participations increased from 2.24% in 2006 to 2.46% in 2007 since a greater proportion of loans sold as participations in 2007 were managing general agency and retail agency non-franchise loans. These loan types have a wider spread than retail agency franchise loans. The spread percentages above exclude the spread associated with related party loans sold. The increase in net gains from interest benefits during 2007 and 2006 was primarily the result of increased loans sold off-balance sheet in both years.

The third component of the gain on sale of notes receivable is the gain associated with the ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, servicing responsibilities are retained for which BCC typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. The increase in net gains from loan servicing benefits for both 2007 and 2006 was primarily the result of more loans sold as true sale loan participations as a result of the growth of the loan portfolio. Additionally, the loan servicing fee was increased by .125% at the beginning of 2006.

When the Company sells loans to QSPEs that qualify as true sales under SFAS 140, a gain on sale is recognized when the notes receivable are sold. When the Company sells notes receivable to QSPEs, it typically retains interest rights. The component of the gain on sale of notes receivable to QSPEs is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to QSPEs an unaffiliated third party is the servicer and BCC is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells its loans to QSPEs in connection with securitizations, the net proceeds have historically approximated 75% to 85% of the loan balances sold to the special purpose entity. Unlike participation sales, in securitizations an unaffiliated third party is the servicer and BCC is a secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from 15% to 25% of the loan balances sold, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency — franchise, retail insurance agency — non franchise and funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in BCC’s securitization that closed in July 2006, loans with balances totaling $65,433,000 were sold to a QSPE. Net proceeds of $52,346,000 were received by BCC. See the Off-Balance Sheet Arrangements section of this Form 10-K below for the net proceeds associated with BCC’s other securitizations. With respect to loans sold as participations, the net proceeds received are generally 100% of the principal balance of the loans sold. In the event that BCC chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from the balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded as the cash value of the reserve account.

Gains from servicing and interest benefits are typically non-cash gains as cash is received equal to the carrying value of the loans sold. Gain-on-sale accounting requires BCC to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performance of these loans is monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to QSPEs accounted for as sales include the following:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed	12%
Weighted average life (in months)	138
Expected credit losses	0.5%
Discount rate	11%

During the fourth quarter of 2007, the prepayment rate assumption was changed from 10% to 12%. Several factors were considered when determining the prepayment rate, including the historical prepayment rate and the level and direction of interest rates.

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rates was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the loans sold has been the removal of loans from the Company’s balance sheet that BCC continues to service. The balances of those off-balance sheet assets totaled:

	December 31,
	2007	2006
Off-balance sheet unaffiliated loans	$541,948	$318,275
Percent of the portfolio	80%	66%
Related party loans off-balance sheet	14,572	3,177

The increased level of off-balance sheet assets in 2007 was primarily the result of a larger loan portfolio, the continued sale of loan participations and the sale of loans to QSPEs, including the Fifth Third warehouse facility established in March 2007.

Loan Servicing Assets and Liabilities

When the Company recognizes non-cash gains for the servicing benefits of loan participation sales, the amount is recorded as a loan servicing asset on the balance sheet. This amount is equal to an estimate of the present value of future cash flows resulting from the servicing spread. The Company recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which is typically estimated at 0.25% of the loan value being serviced which represents the adequate compensation as determined by the market rates paid third parties to service loans sold to QSPEs. Components of the servicing asset follow:

December 31, 2007
Estimated cash flows from loan servicing fees	$11,361
Less:
Servicing expense	(2,035)
Discount to present value	(3,301)

Carrying value of retained servicing asset in loan participations	$6,025

Servicing asset attributable to related party loans excluded above	$59

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability follow:

December 31, 2007
Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	51
Discount to present value	(35)

Carrying value of retained servicing liability in loan participations	$16

Servicing liability attributable to related party loans excluded above	$28

Loan Participations — Interest-Only Strip Receivable Asset

To the extent that the difference between the rate paid to participating lenders and the rate received from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, a non-cash asset is recognized, called an “interest-only strip receivable asset,” on the balance sheet. This amount is equal to an estimate of the present value of expected future cash flows resulting from this interest spread and prepayment assumptions. Components of the interest receivable asset follow:

December 31, 2007
Estimated cash flows from interest income	$10,801
Less:
Estimated credit losses	—
Discount to present value	(3,053)

Carrying value of retained interest in loan participations	$7,748

Interest on related party loans excluded above	$23

Securitizations — Interest-Only Strip Receivable Asset

The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued and off-balance sheet debt secured. The Company retains ownership of the over-collateralization interest in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions commensurate with risks involved: credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%). The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, BCC recognizes a non-cash gain from subordinate interest spread in the loans sold, in which the Company recognizes an interest-only strip receivable included within its securities balance. The amount of gain or loss recorded on the sale of notes receivable to QSPEs depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain the fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to QSPEs, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, a fair value is typically estimated for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimate of key assumptions commensurate with the risks involved: credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%).

Although BCC does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, the retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. During the fourth quarter of 2007, the securities balance was reduced $4,739,000 due to expected losses on loans held by QSPEs. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation. Thus during 2007’s fourth quarter, the securities balance was reduced by $778,000 due to actual annual prepayments exceeding the assumed prepayment rate and a resulting increase in the prepayment assumption from 10% to 12%. During the fourth quarter of 2006, the securities balance was reduced by $329,000 due to actual prepayments exceeding management’s assumption.

The carrying values of securities, resulting from loan sale activities to QSPEs, follow:

	December 31,
	2007	2006
Interest-only strip receivables	$28,144	$12,094
Retained over-collateralization interest in loans sold	58,769	37,003
Cash reserves	850	1,223

Securities resulting from sales to QSPEs	$87,763	$50,320

Securities balances increased at December 31, 2007, as compared to December 31, 2006, primarily as a result of selling more loans off-balance sheet with the close of the Fifth Third facility during the first quarter of 2007. However, the securities balance was lowered by the impairment recorded due to expected credit losses and the increase in the prepayment rate as the securities are subject to credit and prepayment risks on the transferred financial assets.

Components of the interest receivable portion of securities follow:

December 31, 2007
Estimated cash flows from interest income	$45,300
Less:
Estimated credit losses	(5,296)
Discount to present value	(11,860)

Carrying value of interest receivable portion of securities	$28,144

Impairment Losses

The Company recorded impairment losses of $5,517,000, $329,000 and $0 in 2007, 2006 and 2005, respectively. Of the impairment loss in 2007, $778,000 was related to the prepayment rate and $4,739,000 was related to the impairment of the collateral supporting certain loans held by the QSPEs. The impairment loss in 2006 was due to the actual prepayment rate exceeding that which had been assumed.

Other Income

The increase in other income during 2007 and 2006 was primarily attributable to increased prepayment income received on loans that prepaid prior to the scheduled maturity date.

Operating Interest Expense

Operating interest expense decreased in 2007 primarily as a result of fewer loans being held on the balance sheet as compared to 2006. This reduction was primarily the result of using the off-balance sheet facility from Fifth Third Bank which closed in March 2007 and replaced the previous on-balance sheet facility with Fifth Third Bank. BCC retained more loans on its balance sheet in 2006 compared to 2005 due to increased utilization of lines of credit, thus other operating interest expense rose in 2006 compared to 2005.

Management anticipates that this interest expense will increase in the future because the off-balance sheet facility is nearing capacity and the on-balance sheet facility was renegotiated in 2007 to lower its interest rate, making it more economical to use.

Compensation Expense

The increase in compensation expense in 2007 was primarily due to a restricted stock grant expense of $2,174,000. Other compensation increased in both 2007 and 2006 due to additional staff necessitated by the Company’s growth.

Collateral Preservation Expense

Collateral preservation expense includes up-front, ongoing and special fees paid to collateral preservation providers to provide sourcing and underwriting assistance and ongoing loan monitoring and loss mitigation services. This expense increased in 2007 due to the growth in loan originations and the size of the loan portfolio. In addition to the standard up-front and ongoing collateral preservation fees, special fees were paid for specialized services such as services provided in connection with the management and liquidation of collateral, provided on certain loans in the second half of 2007, that increased the expense by $457,000. These specialized services resulted from an increase in the Company’s loan delinquencies and an increase in distressed businesses resulting primarily from difficult market conditions, such as the softening insurance market place. No specialized services were required during 2006. Collateral preservation expenses rose in 2006 due principally to two factors: the growth in the Company’s portfolio and expansion into non-franchise loans which have higher collateral preservation costs. We expect this expense to increase as the loan portfolio grows and as the requirement for specialized services continues to increase. During March of 2008, Brooke Capital informed BCC that it intends to begin charging BCC for rehabilitation, management and liquidation services, on top of sharing in loan fees and interest income. For the months of January and February of 2008, Brooke Capital has submitted an invoice to BCC for a significant amount for reimbursement of expenses and payment of fees in connection with rehabilitation, management and liquidation services. BCC disputes this amount; however, in the future collateral preservation expenses may exceed historical expense levels.

Other General and Administrative Expenses

The increase in these expenses during 2007 reflected increased expenses associated with the Company’s growing loan portfolio and converting BCC into a publicly-held company. Marketing and underwriting support expenses increased from $140,000 and $434,000 in 2006, respectively, to $634,000 and $829,000 in 2007. Outside consulting and legal services increased from $221,000 in 2006 to $632,000 in 2007.

These expenses increased in 2006 largely due to increased underwriting support activity which rose from $164,000 in 2005 to $434,000 in 2006.

Interest Expense

Interest expense increased in 2007 and 2006 primarily as a result of increased bank debt and a private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of the warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Tax Expense

Income tax expenses, effective tax rates and net tax liabilities are detailed below.

	Years Ended December 31,
	2007	2006	2005
Income tax expense	$3,890	$4,281	$3,738
Effective tax rate	38%	38%	38%

		December 31,
		2007	2006
Current income tax liabilities		$2,549	$782
Deferred income tax liabilities, net		10,910	8,881

The Company historically filed a consolidated federal income tax return with Brooke Corporation. Effective with the Oakmont merger on July 18, 2007, the Company began filing separate tax returns. Amounts that are deferred for tax purposes are deferred on BCC’s balance sheet as deferred income tax liabilities or assets. In addition, BCC records amounts due to taxing authorities and pays these authorities directly. In 2006 the Company revised the manner in which it deferred recognition of revenues, for tax purposes, on loans sold until interest payments were actually received. In 2005, BCC paid tax amounts to Brooke Corporation based upon pretax income including those amounts that were deferrable for tax purposes, pursuant to the Servicing and Tax Allocation agreement between BCC and Brooke Corporation. That agreement was revised during 2006 and the amounts which were deferred for tax purposes were no longer paid to Brooke Corporation, but were instead deferred on the Company’s balance sheet as deferred income tax liabilities. In addition, BCC recorded amounts due to taxing authorities in future years for those amounts previously paid to Brooke Corporation. As a result, a significant deferred tax liability was recorded during 2006 for these amounts.

Recently Issued Accounting Standards

The information set forth in Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference.

Financial Position

The following table provides selected assets and liabilities and their related percentage changes.

	December 31,		Percent Increase (Decrease)
	2007	2006
Notes and interest receivable	$142,467	$171,433	-17%
Securities	87,763	50,320	74%
Interest-only strip receivable	7,771	4,511	72%
Deferred charges	5,199	5,691	-9%
Receivable from Brooke Corporation	10,936	13,501	-19%
Accounts payable	8,853	2,751	222%
Payable under participation agreements	47,360	35,726	33%
Deferred income tax liability, net	10,910	8,881	23%
Short-term debt	27,569	96,644	-71%
Long-term debt	53,123	42,910	24%

Notes Receivable and Interest Earned Not Collected

Notes receivable balances vary, sometimes significantly from period to period, as a result of BCC’s decision to temporarily retain more or fewer loans on its balance sheet until they are sold off-balance sheet to participating lenders or QSPEs. Note balances on December 31, 2007, as compared to balances on December 31, 2006, decreased primarily as a result of previously held notes receivable on-balance sheet at December 31, 2006, being sold off-balance sheet during 2007, most of which resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007. As noted above, a loan loss reserve was established during 2007 equaling $1,655,000 which reduced the notes receivable balance accordingly. The loan loss reserve was established due to holding loans longer on the balance sheet than previously, and an increase in delinquencies of loans held on-balance sheet during the second half of 2007.

Securities

The securities balance primarily consists of two types of securities, interest-only strip receivables in loans sold to QSPEs, retained over-collateralization interests in loans sold to QSPEs, and cash reserves. The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities and off-balance sheet debt secured. BCC retains ownership of the over-collateralization interest in the loans sold, which is included in its securities balances. As cash is received for the interest-only strip receivable as well as the principal attributable to the over-collateralization retained interest, the securities balance declines. As of December 31, 2007, securities balances increased despite writing down the value of the securities by $5,517,000 due to expected credit losses on loans in its securitizations and an impairment related to higher prepayment rates. The balance increased primarily resulting from the sale of loans during the first quarter of 2007 in connection with the off-balance sheet facility provided by Fifth Third Bank.

Interest-Only Strip Receivable

The interest-only strip receivable balance represents the expected future cash flows resulting from the interest spread, associated with loan participations sold, net of credit loss and prepayment assumptions. The interest-only strip receivables associated with loan participations increased in 2007 resulting from the growth of the loan portfolio, more specifically growth in loan programs which were not qualified for the Company’s warehouse or securitization funding platforms.

Deferred Charges

Deferred charges include fees paid to establish and increase the bank lines of credit and costs associated with a private placement debt offering that closed during 2006. Deferred charges decreased during 2007 primarily because fewer additional deferred charges were incurred during the year and a portion of previously deferred charges were realized during 2007. A significant portion of these deferred charges are related to the issuance of notes on October 31, 2006, and scheduled to mature on April 20, 2013. The Company repurchased this debt in March 2008. Therefore, a portion of these deferred charges will be written off in the first quarter of 2008. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Receivable from Brooke Corporation

The receivable from Brooke Corporation includes notes receivable, accrued interest and an amount due to BCC from Brooke Corporation for tax amounts BCC paid to Brooke Corporation that were not yet due to tax authorities. The receivable from Brooke Corporation decreased primarily as a result of a change made in 2006 in the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation. The decrease in the deferred income tax payable also primarily resulted from the change made in 2006 in the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation.

BCC filed its federal income tax return for 2006 on a consolidated basis with Brooke Corporation. For years prior to 2006, pursuant to the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation, BCC paid to Brooke Corporation its share of any such consolidated tax liabilities for the fiscal tax years calculated as 38% of BCC’s pretax earnings. As taxes were paid to Brooke Corporation on all pretax earnings, BCC did not record deferred taxes on those items with temporary differences between financial reporting amounts and the tax basis. Rather, Brooke Corporation recognized the resulting deferred tax liabilities. The Company did, however, recognize the deferred tax liabilities that resulted from the accumulated other comprehensive income items for each year presented. For the year 2006, pursuant to the Servicing and Tax Allocation Agreement between BCC and Brooke Corporation, BCC was obligated to pay to Brooke Corporation its share of any such consolidated tax liabilities for the 2006 fiscal tax year. The amount was calculated as 38% of BCC’s taxable income, excluding any income resulting from deferred liabilities from any prior tax year or years related to gains on sale. In 2006, BCC began to recognize the deferred tax liabilities that result from the gain on sale revenues.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed above, BCC paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities in future years. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts. Effective January 1, 2007, BCC and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to BCC the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At December 31, 2007 and 2006, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from this arrangement was $4,303,000 and $5,223,000, respectively.

Effective with the Oakmont merger on July 18, 2007, BCC began filing separate tax returns and paying its tax obligations directly to the taxing authorities.

Accounts Payable

Accounts payable include ordinary accrued expenses, collateral preservation fees due to collateral preservation providers and amounts due to the securitization entities as a result of loan payment timing. Accounts payable increased in 2007 primarily as a result of the increased level of collateral preservation amounts due, which were the direct result of the growth in the portfolio. Also contributing to the increase was the timing of loan payments on certain securitized and participated loans.

Payable under Participation Agreements

Payable under participation agreements is the amount owed to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140. Payable under participation agreements increased in 2007 because the Company sold more loans pursuant to transactions that did not meet the true sale test in the fourth quarter of 2007. Most of the maturity dates associated with these Payable under Participation Agreements are within 12 months.

Debt

Short-term debt decreased significantly during 2007 as the result of on-balance sheet bank lines used to inventory notes receivable being reduced as a result of loans being sold off-balance sheet in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007. As more loans are sold to the on-balance sheet facility with DZ Bank during 2008, the Company expects to see an increase in short-term debt. The Company entered into a credit agreement in March 2008 to refinance certain long-term debt. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Income Tax Liability, net

The increase in the net deferred income tax liability primarily resulted from increased tax liabilities associated with the 2007 gain on sale activity offset by the establishment of a current deferred tax asset of $4,126,000. The deferred tax asset consisted principally of impairment losses, loan loss reserve and executive equity compensation which were expensed for book purposes in 2007, but which will not impact income taxes paid until future periods.

Notes Receivable and Payable

The following tables provide information regarding notes receivable, loan participations and asset-backed securities and notes payable principal balances and the corresponding weighted interest rates as of the end of each quarter in 2007, 2006 and 2005 (excluding related party balances). Notes receivable balances include all loans originated, even though the notes may no longer be on the balance sheet, and exclude $22,128,000, $14,409,000 and $9,598,000 in related party loans at December 31, 2007, 2006 and 2005, respectively. Related party loan balances at December 31, 2006 and 2005, reflect Brooke Corporation receivables of $8,234,000 and $4,088,000, respectively. Loan participations are comprised of interests that were sold to funding institutions and loans sold to QSPEs used to secure off-balance sheet securities and bank debt. The loan participations balance includes participations sold that were classified as a true sale and those that were not classified as a true sale or payable under participation agreements, however, it excludes related party loan participations sold of $19,786,000, $5,858,000 and $5,166,000 at December 31, 2007, 2006 and 2005, respectively. Loan participations purchased and held by related parties of $7,342,000, $5,345,000 and $2,705,000 at December 31, 2007, 2006 and 2005, respectively, are included in the loan participations balance presented below. Loans sold to QSPEs exclude the over-collateralization amount associated with the sold loans of $58,768,000, $37,003,000 and $32,898,000 at December 31, 2007, 2006 and 2005, respectively. Notes payable balances are comprised of borrowings to fund the loans that were made and include primarily borrowings under lines of credit, bank borrowings and other debt.

Notes Receivable

	2007		2006		2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate
First Quarter	$512,743	11.83%	$317,631	11.11%	$200,923	9.12%
Second Quarter	593,572	11.99%	377,393	11.47%	230,043	9.29%
Third Quarter	642,917	11.54%	412,473	11.75%	259,860	9.77%
Fourth Quarter	678,246	11.01%	483,278	11.85%	277,414	10.19%

Loan Participations (includes true sale participations and participations not classified as true sales) and Asset-Backed Securities*

	2007		2006		2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate
First Quarter	$418,509	8.54%	$230,497	8.60%	$156,970	6.67%
Second Quarter	491,446	8.80%	248,754	9.02%	164,240	6.85%
Third Quarter	493,848	8.14%	309,414	9.14%	170,045	7.61%
Fourth Quarter	524,874	7.88%	314,317	9.21%	213,900	7.73%

*	Amount sold excludes the over-collateralized portion of the loans sold to QSPEs.

Notes Payable

	2007		2006		2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate
First Quarter	$67,540	11.33%	$55,133	8.65%	$19,905	7.79%
Second Quarter	68,821	11.27%	85,671	8.35%	38,689	6.60%
Third Quarter	67,027	11.14%	90,131	7.97%	55,046	6.50%
Fourth Quarter	80,692	10.40%	139,554	8.44%	28,502	8.82%

Loan Quality

Credit losses incurred on the loan portfolio over the past three years follow:

	Years Ended December 31,
	2007	2006	2005
All Loans:
Establishment of a credit loss reserve	$1,655	$—	$—
Credit losses incurred	1,539	525	13

Credit losses on all loans	$3,194	$525	$13

Summary of Credit Losses Incurred:
Retail insurance agencies — franchise	$1,338	$386	$9
non-franchise	149	136	4
Managing general agencies	—	—	—
Funeral homes	52	3	—
Related parties	—	—	—

Total credit losses incurred	$1,539	$525	$13

Credit Loss Analysis:
On-balance sheet loans:
Increase in the loan loss reserve	$1,655	$—	$—
Loans charged off, net of recoveries	238	168	13

Total credit losses — on-balance sheet loans	$1,893	$168	$13

Percent of on-balance sheet loans	1.4%	0.1%	0.0%

Off-balance sheet loans:
Credit losses incurred — warehouse facility*	$46	$—	$—
participations	—	—	—
securitizations	1,301	357	—

Total credit losses — off-balance sheet loans	$1,347	$357	$—

Percent of off-balance sheet loans	0.2%	0.1%	0.0%

*	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than charged to credit loss expense.

Credit losses incurred increased in 2007 compared to the prior years due to an increase in the size of the loan portfolio and greater seasoning of the loans in the portfolio. Additionally, BCC is beginning to experience the impact of Brooke Capital’s plan to reduce its expenses associated with franchisee commission advances and other financial support as well as rehabilitating poorly performing franchisees, resulting in credit losses on some of these agencies.

Loan balances delinquent 60 days or more are detailed below.

	December 31, 2007		December 31, 2006
	Amount	Percent of Loans	Amount	Percent of Loans
On-balance sheet loans	$13,301		$1,931
Off-balance sheet loans — warehouse facility	—		—
Participations	7,343		360
Securitizations	1,898		—

Total loan balances delinquent 60 days or more	$22,542	3.3%	$2,291	0.5%

Percent of delinquent loans associated with:
Retail agency loans — franchise		91%		89%
non-franchise		0%		11%
Independent funeral home owners		9%		0%
Managing general agencies		0%		0%
Delinquent loans to related entities	$—		$—

The increase in loan delinquencies during 2007 is due in part to increased delinquencies of start-up loans to franchisees of Brooke Capital. Delinquent start-up franchisees mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. Delinquencies associated with these start-up franchisee loans represented 75% of the total loan balances delinquent 60 days or more. Delinquencies associated with these loans increased from $1,235,000 at December 31, 2006, to $16,993,000 at December 31, 2007, due in part to a significant increase in start-up loans that reached loan maturity during 2007 as compared to the prior periods. As a result of this, BCC has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.

The level of credit losses and payment delinquencies increased during 2006 and 2007. BCC believes that these increases were primarily attributable to increased strain placed on its borrowers resulting from conditions in which BCC had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. BCC expects increased levels of payment delinquencies and credit loss for itself and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

The majority of the loans BCC makes to its borrowers adjust daily based on the prime rate. The prime rate declined 1.00% during the last quarter of 2007 and fell an additional 1.25% in the first 45 days of 2008. This decline in interest rates should reduce the strain on BCC’s borrowers as their debt service requirements decline.

BCC believes one important factor regarding credit quality for the Company, its participating lenders and investors, results from the cash management feature imposed by BCC on retail borrowers representing 64% and 71% of on and off-balance sheet loans at December 31, 2007 and 2006, respectively, excluding related party loans. Under this cash management feature, debt servicing associated with these loans is typically submitted directly by the insurance companies or deducted from commissions received by Brooke Capital prior to payment of commissions to the borrower and most other creditors. BCC believes that credit problems associated with retail agency loans are more likely to be identified when the Company monitors borrower revenues on a monthly or quarterly basis rather than by monitoring BCC’s loan delinquencies.

BCC believes another important factor regarding credit quality for the Company, its participating lenders and purchasers of its loans, is utilization of collateral preservation providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting BCC in the preservation of collateral and improvement of borrower financial performance.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, collateral preservation providers have provided increased levels of collateral preservation and loss mitigation support. Brooke Capital, the Company’s sole collateral preservation provider for franchise loans, has recently requested increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitative services during these challenging market conditions. These higher fees will impact the Company’s level of collateral preservation expense in the future. Additionally, collateral preservation providers may be less inclined to provide rehabilitation support of a struggling borrower business and be more inclined to liquidate collateral associated with struggling borrowers, which could impact payment delinquencies, defaults and credit losses. If the latter occurs, the Company expects increased levels of payment delinquencies and credit losses for the Company and purchasers of its loans.

Brooke Capital recently communicated to BCC its intent to significantly reduce its financial support of certain franchisees and rehabilitation services to certain underperforming franchisees. The Company expects these reductions to have a negative impact on its franchise portfolio and is closely monitoring this situation to assess the impact of Brooke Capital’s action on the quality of BCC’s loan portfolio and adequacy of BCC’s loan loss reserves. Furthermore, Brooke Capital has informed BCC that it intends to charge BCC for certain rehabilitation, management and liquidation services, in excess of sharing in loan fees and interest income. BCC has plans to accelerate the liquidation of certain franchise businesses as a result of these recent actions by Brooke Capital.

Furthermore, Brooke Capital has reduced and, in some cases, eliminated short-term cash flow assistance to its franchisees and has ceased granting temporary extensions of due dates for some franchise statement balances owed by franchisees to Brooke Capital. It has been a common past practice of Brooke Capital to provide short-term cash flow assistance to its franchisees and extensions of due dates for franchisees. These commission advances are sometimes required for short-term cash flow assistance of cyclical fluctuations in commission receipts and in some cases to assist with cash flow during the development of an agency business. The Company expects this action by Brooke Capital to have a negative impact on certain franchises and thus on BCC’s franchise loan portfolio and is closely monitoring this situation and its loan loss reserve. Additionally, BCC may be required to extend an increased number of working capital loans to its franchise borrowers, which could increase its exposure associated with this loan program. Generally speaking, working capital loans are subordinate in nature and may be harder to recover.

BCC relies on the recruitment activities of Brooke Capital for the resale of franchise businesses, including start-up franchise businesses with little or no business revenues. Over the past three to six months, the Company believes Brooke Capital has experienced difficulty in its recruitment activities which has resulted in an increase in delinquent franchise loans and agencies under management by Brooke Capital. Declining recruitment activities on the part of Brooke Capital is expected to have a negative impact on its franchise portfolio and BCC is closely monitoring this situation and the impact it may have on its loan loss reserve.

During the latter part of 2007 and into 2008, BCC began to restrict capital associated with franchise lending. Because Brooke Capital’s revenues and earnings are largely dependent on franchise location growth, which requires capital by lenders, such capital restriction may impact the financial condition of Brooke Capital which could have an adverse effect on BCC’s loan portfolio.

On loans sold to QSPEs in which BCC retains over-collateralization interest in loans sold and the loan participations sold without recourse, a 0.50% credit loss assumption was used to calculate expected credit losses associated with the retained interest and reduced BCC’s expected retained interest associated with these loans by

$5,296,000 and $3,278,000 as of December 31, 2007 and 2006, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on BCC’s balance sheet.

A loan loss reserve of $1,655,000 was established during 2007 on loans held on the Company’s balance sheet, equal to 1.2% of the on-balance sheet loans. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because BCC now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, the Company experienced an increase in delinquencies of its loans held on-balance sheet during the second half of 2007 as compared to prior periods.

Perhaps a greater risk to BCC is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to the Company’s QSPEs. In those cases in which BCC does not bear direct exposure to credit loss, if losses by participating lenders and investors and lenders that provide funding to its QSPEs reach unacceptable levels, then BCC may not be able to sell or fund loans in the future. The Company’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on BCC.

Loan Stratifications

Loan balances in which BCC has retained interest and/or servicing rights follow. The loan balances addressed exclude related party loans.

	December 31,		Percent Increase (Decrease)
	2007	2006
Loan composition:
On-balance sheet loans	$136,298	$165,003	-17%
Off-balance sheet loans	541,948	318,275	70%

Total	$678,246	$483,278	40%

Following are various stratification tables of loan balances which exclude related party loans.

Analysis of Loan Balances: The following tables analyze on-balance sheet and off-balance sheet loans, categorized by loan type.

All loans (both on-balance sheet and off-balance sheet):

	December 31,		Percent Increase	Number of Loans December 31,
Loan Type	2007	2006		2007	2006
Retail agency — franchise	$348,119	$278,971	25%	1,051	962
Managing general agency	162,005	89,433	81%	28	18
Funeral home owners	76,658	56,016	37%	88	75
Retail agency — non-franchise	85,638	54,031	58%	137	91
Other	5,826	4,827	21%	9	10

Total	$678,246	$483,278	40%	1,313	1,156

Minimum loan balance	$18	$1	1700%
Maximum loan balance	25,921	22,500	15%
Total number of loans	1,313	1,156	14%
Average balance per loan	$517	$418	24%

On-balance sheet loans only:

	December 31,		Percent Increase (Decrease)
Loan Type	2007	2006
Retail agency — franchise	$92,286	$99,795	-8%
Managing general agency	16,403	11,043	49%
Funeral home owners	20,232	38,605	-48%
Retail agency — non-franchise	6,398	13,876	-54%
Other	979	1,684	-42%

Total loans on-balance sheet	$136,298	$165,003	-17%

Off-balance sheet loans only:

	December 31,		Percent Increase
Loan Type	2007	2006
Retail agency — franchise	$255,833	$179,176	43%
Managing general agency	145,602	78,390	86%
Funeral home owners	56,426	17,411	224%
Retail agency — non-franchise	79,240	40,155	97%
Other	4,847	3,143	54%

Total loans off-balance sheet	$541,948	$318,275	70%

Analysis of Remaining Term: The following table analyzes the remaining terms of loans (both on-balance sheet and off-balance sheet).

	December 31,		Percent Increase (Decrease)
Month Range	2007	2006
< 24 months	$86,264	$49,023	76%
> = 24 months and < 48 months	8,192	5,146	59%
> = 48 months and < 72 months	5,725	469	1121%
> = 72 months and < 96 months	19,488	21,445	-9%
> = 96 months and < 120 months	156,923	94,096	67%
> = 120 months and < 144 months	76,103	62,243	22%
> = 144 months and < 168 months	180,862	121,603	49%
> = 168 months and < 192 months	139,992	124,520	12%
> = 192 months	4,697	4,733	-1%

Total	$678,246	$483,278	40%

Minimum remaining term (months)	—	—	0%
Maximum remaining term (months)	232	241	-4%
Weighted average remaining term (months)	125	131	-5%

Analysis of Loan Seasoning: The following table analyzes the loan seasoning period of loans (both on-balance sheet and off-balance sheet).

	December 31,		Percent Increase (Decrease)	Percent of Portfolio December 31,
Month Range	2007	2006		2007	2006
< 24 months	$534,505	$383,698	39%	80%	79%
> = 24 months and < 48 months	125,360	85,867	46%	18%	18%
> = 48 months and < 72 months	16,450	12,380	33%	2%	3%
> = 72 months and < 96 months	1,794	1,152	56%	0%	0%
> = 96 months and < 120 months	137	181	-24%	0%	0%

Total	$678,246	$483,278	40%	100%	100%

Minimum seasoning (months)	—	—	0%
Maximum seasoning (months)	112	107	5%
Weighted average seasoning (months)	16	14	14%

Analysis of Current Interest Rates: The following table analyzes the current interest rates of loans (both on-balance sheet and off-balance sheet).

	December 31,		Percent Increase (Decrease)
Interest Rate Range	2007	2006
< 7.5%	$—	$79	-100%
> = 7.50% and < 8.50%	6,696	4,477	50%
> = 8.50% and < 9.50%	199	2,764	-93%
> = 9.50% and < 10.50%	52,626	2,235	2255%
> = 10.50% and < 11.50%	418,914	55,695	652%
> = 11.50% and < 12.50%	196,811	297,271	-34%
> = 12.50% and < 13.50%	3,000	120,451	-98%
> = 13.50% and < 14.50%	—	306	-100%

Total	$678,246	$483,278	40%

Minimum interest rate	7.75%	4.00%	94%
Maximum interest rate	12.75%	13.70%	-7%
Weighted average interest rate	11.01%	11.85%	-7%

Analysis of Obligor Concentrations: The following table analyzes obligor concentrations of loans (both on-balance sheet and off-balance sheet).

	December 31,		Percent Increase (Decrease)	Number of Obligors December 31,
Loan Balance Range	2007	2006		2007	2006
< $2 million	$304,636	$267,614	14%	769	700
> = $2 million and < $4 million	151,365	95,737	58%	55	36
> = $4 million and < $6 million	38,869	22,216	75%	8	5
> = $6 million and < $8 million	—	13,240	-100%	—	2
> = $8 million and < $10 million	8,114	33,157	-76%	1	4
> = $10 million and < $12 million	22,160	10,723	107%	2	1
> = $12 million and < $14 million	13,536	—	—	1	—
> = $14 million and < $16 million	14,446	—	—	1	—
> = $16 million and < $18 million	17,064	—	—	1	—
> = $18 million and < $20 million	18,040	18,091	0%	1	1
> = $20 million and < $22 million	41,995	—	—	2	—
> = $22 million and < $24 million	22,100	22,500	-2%	1	1
> = $24 million and < $26 million	25,921	—	—	1	—

Total	$678,246	$483,278	40%	843	750

Minimum loan balance	$18	$1	1700%
Maximum loan balance	25,921	22,500	15%
Total number of obligors	843	750	12%
Average loan balance	$805	$644	25%

Analysis of Top Ten Geographic Concentrations: The following table analyzes geographic concentrations of loans (both on-balance sheet and off-balance sheet).

	December 31,		Percent Increase	Percent of Portfolio December 31,
Geographic Location	2007	2006		2007	2006
Florida	$180,619	$115,355	57%	27%	24%
Texas	93,309	68,027	37%	14%	14%
California	83,963	65,453	28%	12%	14%
Missouri	33,850	28,505	19%	5%	6%
Kansas	31,443	16,107	95%	5%	3%
Virginia	25,813	17,129	51%	4%	4%
Pennsylvania	22,134	14,935	48%	3%	3%
Georgia	17,820	10,096	77%	3%	2%
Illinois	15,038	13,360	13%	2%	3%
Arizona	14,499	8,932	62%	2%	2%

Subtotal	518,488	357,899	45%	77%	75%
All other states	159,758	125,379	27%	23%	25%

Total	$678,246	$483,278	40%	100%	100%

Liquidity and Capital Resources

The components of the change in cash and cash equivalents for the periods follow:

	Years Ended December 31,
	2007	2006	2005
Net cash:
Provided (used) by operating activities	$53,819	$(94,969)	$15,048
Used by investing activities	(29,465)	(13,948)	(22,078)
Provided (used) by financing activities	(27,142)	110,420	4,188

Cash and cash equivalents:
Net increase (decrease) for the year	(2,788)	1,503	(2,842)
At beginning of year	4,358	2,855	5,697

At end of year	$1,570	$4,358	$2,855

Current ratio (current assets to current liabilities) :
At end of year	2.36	1.67	2.16

Year ended December 31, 2007

The cash inflow from operating activities resulted from a decrease in notes receivable, which was primarily sold to the Company’s off-balance sheet warehouse line in connection with the closing of the Fifth Third facility during March 2007. Cash provided by operating activities increases as loans are sold to participants, securitization entities and/or off-balance sheet warehouse entities. The fluctuation in cash used and provided by operating activities is primarily dependent upon these activities. The cash used in investing activities resulted from a cash outflow for the purpose of acquiring subordinate investment interests in loan pools sold to off-balance sheet QSPEs. The cash used for financing activities was primarily due to payments on short-term debt of $69,075,000 resulting from cash proceeds from the sale of loans off-balance sheet in connection with the Fifth Third facility closed during March 2007 and also cash inflow of $38,311,000 received from the merger transaction, net of related expenses.

The increase in the current ratio for the year was primarily the result of the sale of loans off-balance sheet in connection with the Fifth Third Bank facility that closed in March 2007 and the use of the equity infusion received as a result of the merger to reduce debt, which reduced current liabilities. The current ratio and cash balances will be adversely affected if increased levels of loan participations not classified as true sales continue to increase or utilization of short-term bank debt or bank lines of credit to fund loan origination activities increase.

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

Consistent with these plans, in July 2007, BCC entered into a merger with Oakmont. This resulted in an infusion of $38,311,000 of cash into the Company with which to grow its loan portfolio. Additionally, with the merger the Company has become a public reporting company which should increase opportunities for BCC to solicit investments from investors in the future. (Refer to Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.)

Year ended December 31, 2006

Cash and cash equivalents increased $1,503,000 during 2006. Net cash of $94,969,000 was used in operating activities. A cash outflow of $126,490,000 was used to fund an increase in notes receivable prior to loan securitization of which $20,082,000 was provided by an increase in other liabilities. Cash used in operating activities decreases as loans are funded and retained. Cash provided by operating activities increases as BCC sells loans to participants or securitization entities. The fluctuation in cash used and provided by operating activities is primarily dependent upon these activities. Net cash of $13,948,000 was used by investing activities primarily as the result of a cash outflow of $13,312,000 for the purpose of acquiring subordinate investment interests in securitized loan pools. Net cash of $110,420,000 was provided by financing activities primarily as the result of a cash inflow of $17,500,000 in capital contributions, $181,809,000 in proceeds from long-term debt primarily for the funding of loans prior to the sale to participants or securitizations, and cash outflow of $77,956,000 resulting from payments on long-term debt from the sale of loans to participants or securitizations.

The decrease in the current ratio for the year was primarily the result of an increase in the amount of loan participation sales not classified as true sales which were accounted for as payable under participation agreements on the balance sheet and increased utilization of on-balance sheet bank lines of credit to fund loan origination activity.

Year ended December 31, 2005

Cash and cash equivalents decreased $2,842,000 during 2005. Net cash of $15,048,000 was provided by operating activities. A cash inflow of $5,969,000 resulted from securitization activity and $7,487,000 by an increase in other liabilities. Net cash of $22,078,000 was used by investing activities primarily as the result of a cash outflow of $21,778,000 for the purpose of acquiring subordinate investment interests in securitized loan pools. Net cash of $4,188,000 was provided by financing activities with $15,000,000 of cash provided by capital contributions, $75,961,000 in cash provided by loan proceeds from long-term debt primarily for the funding of loans prior to the sale to participants or securitizations, and cash outflow of $82,132,000 used to make payments on other long-term debt.

Loan Participations

The Company continues to rely on loan participation sales as a source of funding those loan types that are not yet qualified for bank lines of credit or the securitization model and also those loans that are prohibited from being sold to warehouse entities such as loans made to start-up agencies and loans that are not eligible due to excess concentration restrictions, which include obligor and geographic concentration restrictions. As the portfolio continues to grow, the sale of loan participation interests remains an essential source of funding. Loan participation balances, including on and off-balance sheet loan participations and excluding related party loan participations, was $274,920,000 and $183,450,000, respectively, at December 31, 2007 and 2006. In light of the recent conditions within the credit markets, specifically reduced participation by investors in asset securitizations and lenders of credit facilities, the Company plans to rely more heavily on the sale of participation interests than it has in recent years.

Community banks, primary buyers of loan participations from the Company, have been impacted by the difficult credit environment. As a result, these community banks may reduce their purchases of loan participations by the Company. Furthermore, some of the Company’s participating lenders are holding loans originated by the Company which may be delinquent or have become impaired. This has negatively impacted some bank’s willingness to purchase loans from the Company or has caused them to request the Company to repurchase loans not sold as true sales. The Company has Payables under Participations which may come due within 12 months. The Company’s inability to timely repurchase these loan participations, may result in decreased purchases by these community banks in the future.

Asset Securitizations

In recent years, BCC has relied on securitizations to fund an increasing share of the loan portfolio, but no securitizations were issued in 2007 as compared with $52,346,000 in 2006. Based on recent developments in the credit markets, especially as they relate to asset securitizations, the buying pool of prospective purchasers has been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective purchasers to participate in asset securitizations completed by the Company in the future, if there is a market at all. If the market for these securities is such that this is not possible, then BCC believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from bank lines of credit.

Off-Balance Sheet Bank Debt

During the first quarter of 2007, the Company structured an off-balance sheet transaction, involving the sale of loans to Brooke Warehouse Funding, in which loans were used by Brooke Warehouse Funding to secure bank debt, through its wholly owned subsidiary, from Fifth Third Bank, in which BCC is not obligated to repay. Previously, Brooke Warehouse Funding secured bank debt directly from Fifth Third Bank, which was categorized as on-balance sheet bank debt. BCC plans to continue to utilize Brooke Warehouse Funding as a source of loan funding. As of December 31, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding and participated to Brooke Master Trust totaled $181,093,000. Based on recent developments in the credit markets, especially as they relate to off-balance sheet bank debt, the pool of prospective lenders of such off-balance sheet debt has been significantly reduced. As a result of this market condition and portfolio quality, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective lenders to extend such credit in the future, if there is a market at all. If the market for such debt is such that this is not possible, then the Company believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from on-balance sheet bank lines of credit.

On-Balance Sheet Bank Debt

As part of its loan sale activities to QSPEs, BCC regularly invests in subordinate securities. Subordinate securities represent the required over-collateralization of the pool of loan assets that back the securities sold to investors or bank debt to creditors. BCC retains ownership of the resulting subordinate loan tranche and has historically borrowed money from commercial banks to fund these investments. Cash flows associated with these subordinate securities are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans and unaffiliated purchasers. Cash flows associated with subordinate securities are subject to loss of cash flow resulting from credit losses and prepayments associated with the transferred loans. Bank debt of $0 and $9,700,000 was incurred in the years ended December 31, 2007 and 2006, respectively, which was collateralized by subordinated securities of $0 and $13,312,000, respectively. While the amount of bank debt incurred in 2008 will depend in part on the level of loan sale activities to QSPEs, it is expected that additional bank debt will be incurred in 2008. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

On-Balance Sheet Private Placement Debt

In November 2006, BCC closed a private placement debt offering consisting of $45,000,000 in 12% per annum fixed rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by BCC, and the remainder of the proceeds was used to fund BCC’s growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance totaled $4,646,000. These costs were deferred and are being amortized using the effective interest method over the life of the notes. This includes warrants issued to the placement agent, Morgan Joseph & Co. Inc., in the amount of 2% of the offering or $900,000. The number of shares exercisable under the placement agent warrants is 263,556. The total amount of amortization resulting from debt issuance costs for the years ended December 31, 2007, 2006 and 2005 was $430,000, $69,000 and $0, respectively. The maturity date of the senior secured notes is April 30, 2013. No principal payments are required until maturity. The notes are collateralized by a lien on substantially all of BCC’s assets, including accounts, general intangibles and instruments, but are not collateralized by loans sold to warehouse QSPEs and membership interest of certain QSPEs. In addition, the secured parties have agreed to release their interest in loans sold to participating lenders and securitization QSPEs. The Company repurchased this debt in March 2008. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

On-Balance Sheet Bank Lines of Credit

In recent years, BCC has funded an increasing number of originated loans through its warehouse lines of credit providers, leading up to the time of loan securitizations. Additionally, as part of its bank lines of credit, the Company is required to over-collateralize loans funded through these warehouse lines, in which BCC typically funds these over-collateralization requirements by utilizing other lines of credit or short-term debt. As of December 31, 2007, the Company had four bank lines of credit with a cumulative availability of $172 million, as compared to five bank lines of credit with cumulative availability of $100 million on December 31, 2006. During the first quarter of 2007, BCC replaced an $85 million on-balance sheet warehouse facility with Fifth Third Bank with a $150 million off-balance sheet financing arrangement. During the third quarter of 2007 the Company increased its line of credit with DZ Bank from $80 million to $150 million. Reduced pricing implemented in September 2007 is expected to increase the utilization of the facility thereby increasing on-balance sheet loans. While they are on-balance sheet, there is no recourse to BCC on the loans in the DZ Bank facility beyond the over-collateralization. However, a deterioration of loan quality in these warehouse lines may result in loss of cash flow to the Company and reduced borrowing ability. In March 2008 the Company entered into a $52.5 million credit agreement, of which $41 million has been funded. The proceeds were used to pay off the Company’s private placement fixed rate notes. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Subject to the above uncertainties, in a typical credit market the Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities would be sufficient to satisfy normal financial needs for the next twelve months. Subject to the above, in a typical credit market BCC believes that funds generated from future operating, investing and financing activities would be sufficient to satisfy future financing needs, including the required annual principal payments of the long-term debt and any future tax liabilities. However, given the uncertainties of the existing credit markets, the impact of the decrease in the quality of the Company’s franchise loan portfolio, and the Company’s growth plans, the Company intends to seek additional sources of capital including equity.

Contractual Obligations

The following table outlines the material obligations under short and long-term debt and operating leases on December 31, 2007. The Company moved into new corporate office space in January 2008 and the following includes the lease obligation on the new premises. Other contractual commitments were not material and there were no capital leases.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Short-term borrowings (including interest)	$28,265	$28,265	$—	$—	$—
Long-term debt (including interest)	85,125	24,214	14,925	11,896	34,090
Operating lease	1,059	152	417	435	55

Total	$114,449	$52,631	$15,342	$12,331	$34,145

In March of 2008, the Company refinanced its long-term debt. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a pro forma table of contractual obligations incorporating the effects of the refinancing.

Capital Commitments

The Company’s principal capital commitments consist of bank lines of credit and term loans. BCC has entered into enforceable, legally binding agreements that specify all significant terms with respect to contractual commitment amounts in the table above. These binding commitments contain numerous covenants, restrictions and default provisions.

BCC’s notes payable to Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC equaled $42,572,000 and $42,304,000 at December 31, 2007 and 2006, respectively. The agreements governing these notes payable each contain default provisions relating to a failure to pay amounts when due, a breach of representation, warranty or covenant (including a financial covenant), the existence of a material adverse change in BCC’s financial condition, a fundamental change to its structure or business, or a change of control of BCC or certain of its affiliates. In the event of a default under any of the notes, the Company’s obligations may become automatically due or may be accelerated at the option of the lender. Upon an event of default, default interest may apply and the lender may, at its option, demand payment, collect on its note, foreclose on the security granted to it, and execute on guaranties. The Company repurchased the notes in March 2008. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

BCC’s other debt instruments and agreements contain default provisions similar to those in the notes, and also include the following: failure by certain of BCC’s affiliates to perform their obligations under servicing and other agreements, failure of an unaffiliated servicer to perform its obligations under servicing agreements, failure to maintain a minimum stockholders’ equity, failure to maintain, as of the end of each fiscal quarter, a positive consolidated net income for the four fiscal quarters then ending, failure of Brooke Corporation to maintain certain minimum stockholders’ equity requirements, and failure to abide by restrictions limiting warehouse indebtedness. In the event of a default under these debt instruments, the obligations to the lender may be accelerated at the option of the lender. Upon an event of default, default interest may apply and the lender may, at its option, demand payment, collect on its loan, foreclose on the security granted to it, and execute on guaranties. In addition, in certain circumstances, the lender may retain cash flows generated by certain assets. The Company entered into a $52.5 million credit agreement in March 2008 which contains minimum tangible net worth and stockholders’ equity requirements.

Refer to Notes 4 and 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further detailed information concerning the Company’s debt obligations.

Off-Balance Sheet Arrangements

As part of its ongoing operations, BCC makes loans to fund purchases or startups of insurance agencies, managing general agencies or funeral homes and their ongoing working capital needs. BCC engages in the sale of loan participation interests in individual loans to banks and finance companies and the sale of loans to QSPEs. These typically meet the requirements of true sales as outlined in SFAS 140. The sale of loan participations and sales of loans to QSPEs have resulted in the removal of a significant amount of loans from BCC’s balance sheet. The loan sales enable BCC to reduce its need for capital, reduce its credit risk by removing loans from the balance sheet, recognize gains on sales of loans, and fund additional loans.

Even when loans are removed from the balance sheet, however, some risk is retained with respect to the over-collateralized portion of loans sold to QSPEs. Credit losses associated with retained interest held in securities and retained servicing obligations in excess of management’s assumptions could materially and adversely affect BCC’s operations and financial condition. Although credit performance has historically been favorable for both BCC and its participating lenders and asset-backed security investors and lenders, the level of credit losses and payment delinquencies increased over the past two years due, in part, to increasing interest rates and softening premiums in the insurance market. The Company wrote down its securities balance in the fourth quarter of 2007 by $4,739,000 to reflect expected credit losses. BCC expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by the Company’s borrowers. Additionally, there is a risk of prepayments exceeding the assumed rate. During 2007 and 2006, the securitized pools of loans experienced increases in the prepayment rate which generated impairment losses of $778,000 and $329,000 were recognized, respectively.

Refer to Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for detailed information concerning the Company’s off-balance sheet financings with QSPEs and loan participations.

Loan Sales

When the sale of a loan is classified as a true sale under SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, BCC typically records servicing assets and interest-only strip receivables. For residual assets resulting from loans sold to QSPEs, accounted for as a true sale, BCC typically records securities consisting of three types: interest-only strip receivables in loans sold, retained over-collateralization in interests in loans, and cash reserves.

BCC estimates the value of the interest-only strip receivables, servicing assets and the interest-only strip receivables portion of securities balances by calculating the present value of the future expected cash flows from the interest and servicing spread, reduced by an estimate of credit losses and prepayments. The fair value of the over-collateralization interest in loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions regarding prepayments and credit losses.

The following table reports each of the transactions involving loan sales to QSPEs involving the issuance of asset-backed securities and off-balance sheet debt.

Date of Securitization	Original Amount of Loans Sold	Original Amount of Asset-Backed Securities Issued and Bank Debt	Servicing Income Received in 2007	December 31, 2007
				Fair Value	Retained Interest	Retained Equity and Cash Reserves
April 2003	$15,825	$13,350	$3	$1,054	$80	$974
November 2003	23,526	18,500	4	1,263	108	1,155
June 2004	24,832	20,000	5	2,837	987	1,850
March 2005	40,993	32,000	30	5,902	1,810	4,092
December 2005	64,111	51,500	45	9,285	2,995	6,290
July 2006	65,433	52,346	59	13,977	3,227	10,750
March 2007	181,093	105,822	150	53,445	18,937	34,508

Total	$415,813	$293,518	$296	$87,763	$28,144	$59,619

As of December 31, 2007 and 2006, BCC had transferred assets with balances totaling $556,520,000 and $321,452,000, respectively, that were accounted for as true sales (this included related party loans sold accounted for as true sales of $14,572,000 and $3,177,000 at December 31, 2007 and 2006, respectively), resulting in pretax gains for the years ended December 31, 2007, 2006 and 2005 of $14,410,000, $7,409,000 and $7,459,000, respectively, before consideration of related securitization fees. Purchasers of these notes receivable obtain full control over the transferred assets (i.e. notes receivable) and obtain the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, nor obligate, BCC to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of a representation or warranty.

Servicing and Retained Interest Assets

When BCC sells loan participations, it generally retains servicing income and recognizes non-cash gains for the servicing benefits related to the loan sale. In recognizing such gains, BCC records a loan servicing asset on the balance sheet equal to an estimate of the present value of expected future cash flows resulting from the servicing spread. BCC recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing. This is typically estimated at 0.25% of the loan value being serviced which represents adequate compensation as determined by the market rates BCC pays third parties to service loans sold to QSPEs. On loan participations, BCC typically receives servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance. On loans sold to QSPEs, BCC is the secondary servicer rather than the primary servicer. Therefore BCC typically receives annual servicing fees ranging from 0.10% to 0.25% of the outstanding balances of the transferred financial assets. When the service fees received are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded.

To the extent that the difference between the rate BCC pays to participating lenders, QSPEs and asset-backed security investors and the rate BCC receives from borrowers exceeds the maximum percentage allocated to the servicing benefit, a non-cash asset is recognized, called an “interest-only strip receivable” on the balance sheet. This amount equals the estimate of the present value of expected future cash flows resulting from this interest spread. With respect to sale of loan participations, BCC’s right to interest income is not subordinate to the purchaser’s interests and BCC shares interest income with the purchaser on a pro rata basis. Although not subordinate to the purchaser’s interests, BCC’s retained interest-only strip receivable is subject to credit and prepayment risks on the transferred assets.

As of December 31, 2007 and 2006, the servicing asset equaled $6,084,000 and $4,564,000, respectively, and the servicing liability equaled $44,000 and $74,000, respectively. The fair value of the retained interest was $35,915,000 and $16,605,000, respectively, with $7,771,000 and $4,511,000, respectively, listed as an interest-only strip receivable on the balance sheet, and $28,144,000 and $12,094,000, respectively, in retained interest carried in the securities.

Components of the loan servicing asset, servicing liability and interest-only strip receivable relating to loan participation sales as of December 31, 2007, follow:

	Servicing Asset	Servicing Liability	Interest-Only Strip Receivable
Estimated cash flows from loan servicing fees/interest income	$11,361	$—	$10,801
Less:
Servicing expense	(2,035)	51	—
Discount to present value	(3,301)	(35)	(3,053)

Carrying value	$6,025	$16	$7,748

The	above excludes related party loans.

Retained Securities

The terms of BCC’s securitizations and off-balance sheet debt require the over-collateralization of the pool of loan assets that back the securities issued and the off-balance sheet debt secured. BCC retains ownership of the over-collateralization interest in loans sold, which is included in the securities balances, and has historically borrowed money from commercial banks to fund this investment. For residual assets resulting from loans sold to QSPEs accounted for as a true sale, BCC typically records securities consisting primarily of three types: interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. As of December 31, 2007 and 2006, the securities totaled $87,763,000 and $50,320,000, respectively. The carrying value of the marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the retained residual assets is subject to credit and prepayment risks on the transferred financial assets.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest-only strip receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest-only strip receivable asset follow:

December 31, 2007
Estimated cash flows from interest income	$45,300
Less:
Estimated credit losses	(5,296)
Discount to present value	(11,860)

Carrying value of interest receivable portion of securities	$28,144

BCC evaluates and measures the retained interests and servicing assets for potential impairment periodically. Impairment testing involves comparing the current discounted value of future interest and servicing revenue with the carrying value of the retained interest and servicing assets. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If so, the asset is written down to the value of the new discounted revenue stream.

BCC’s loan portfolio experienced an annualized prepayment rate of 12.9% over the past twelve months. Management believes that this increase during 2007 is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. This is discussed further in the Critical Accounting Policies and Estimates section of this Form 10-K below.

In addition, BCC conducts sensitivity analyses to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing the retained interest and servicing assets. These key economic assumptions include prepayment rate, expected credit losses and discount rate. As of December 31, 2007, an increase in these key economic assumptions by 10% to 20% generally resulted in decreases of 1% to 7% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those modeled would likely lead to greater diminution in the value of these assets.

Market Conditions and Strategies Affecting Sale and Securitization Transactions

BCC’s lending operations depend on its ability to sell loans to participating lenders and QSPEs. BCC believes that its relationships with participating lenders, investors of asset-backed securities and creditors have been good and the sale of loan participation interests remains an essential source of funding. However, in light of recent conditions within the credit markets, specifically reduced participation by investors in asset securitizations and lenders of credit facilities, the Company plans to rely more heavily on the sale of participation interests in the foreseeable future. Several factors affect BCC’s ability to sell loans to participating lenders and QSPEs, including: general conditions in the securities markets, conditions in the asset-backed securities markets, changes in interest rates and their impact on credit losses and prepayment speed, the credit quality and performance of BCC’s portfolio, BCC’s ability to adequately service its portfolio, and the absence of any material downgrading or withdrawal of ratings given to securities previously issued in BCC’s securitizations. The recent upheaval in the financial markets has had an impact on major money center banks. Although the majority of banks that buy BCC’s loans are smaller, regional and local banks who may not be as affected by this upheaval, the Company expects some banks to discontinue purchasing the Company’s loans. To the extent BCC is not able to fund loans through the asset-backed securities market, BCC would experience a higher cost of funds.

Funding originated loans through the sale of loans to QSPEs requires the over-collateralization of the pool of loan assets that back the securities issued and off-balance sheet debt secured. BCC has historically borrowed money from commercial banks to fund this investment. If BCC continues to do so, its debt could increase. The increase in debt may cause purchasers of the Company’s loans to become uncomfortable and, as a result, BCC may not be able to sell participation interests in loans it originates on acceptable terms or at all. Such a result would have a material adverse effect on BCC’s operations and prospects for growth. In light of this, the Company merged with Oakmont effective July 18, 2007. The merger provided BCC $38,311,000 in additional capital. The proceeds were mainly used to pay down debt. The merger is discussed further in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Continued deterioration in any of the foregoing economic, market and portfolio conditions could have a material adverse effect on BCC’s ability to sell loans. In addition, such changes in economic, market and portfolio conditions could lead to further impairment in the value of retained interest and servicing assets. Either the loss of BCC’s loan sale markets, or a significant impairment in its retained interest and servicing assets could, in turn, have a material adverse effect on BCC’s results of operations and financial condition.

In light of current market conditions and further potential deterioration, BCC continually examines a range of strategic options, including evaluating: its capital structure (as evidenced by the Oakmont merger); the availability of credit sources in addition to loan participation, loan securitization and bank debt; possible curtailment in its lending operations; and its internal cost and operating structures. BCC would make no change prior to thoroughly evaluating the alternatives and market conditions. While management cannot predict market conditions or the reactions of BCC’s loan purchasers to changes in market conditions or the Company’s strategies, the current market environment has reduced BCC’s ability to sell loans on as favorable terms as historically available and may negatively impact BCC’s ability to sell loans and remove them from the balance sheet under current accounting rules in the future.

Proposed Accounting Changes

In August 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. The Company’s off-balance sheet transactions could be required to be reported consistent with the provisions of the exposure draft. During July 2006 the FASB continued redeliberations on the August 2005 revised Exposure Draft on accounting for transfers of financial assets, and discussed whether to (a) redeliberate three decisions made during the transfers project, (b) combine discussions and decisions related to the servicer discretion project with the transfers project, and (c) redeliberate the limitations on a QSPE’s ability to hold passive derivative financial instruments and the initial measurement of the transferor’s beneficial interests. The FASB made the following decisions. First, to proceed with redeliberations on the proposed guidance related to rollovers of beneficial interests. Second, to address issues pertaining to the permitted activities of a QSPE jointly by combining discussions and decisions related to servicer discretion (formerly a separate project on the FASB’s agenda.) Third, to redeliberate the issues of initial measurement of interests that continue to be held by the transferor and passive derivative financial instruments held by a QSPE that pertain to a transferor’s beneficial interests. This decision reversed the previous decision made at the June 7, 2006, meeting to delete consideration of those issues. Fourth, to defer making a decision regarding participating interests (paragraph 8(a)) and transferability requirements (paragraph 9(b)) until completion of redeliberations on the permitted activities of a QSPE and the effects of continuing involvements on isolation. BCC will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPEs. At December 31, 2007, the QSPEs held loans totaling $309,804,000 which could be required to be shown on the financial statements under the provisions of this exposure draft.

Related Party Transactions

Brooke Corporation is the largest stockholder of BCC, owning 62% of the outstanding common stock of the Company. Prior to January 2008, the Company relied on Brooke Corporation to provide facilities, administrative support, cash management and legal services. The total amount paid to Brooke Corporation for these shared services was $2,250,000, $1,800,000 and $1,800,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Starting in the first quarter of 2008, the Company will purchase fewer such services from Brooke Corporation and therefore pay lower fees.

From time to time, Brooke Corporation has guaranteed contractual performance of the Company in the ordinary course of business including certain of the Company’s obligations to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, securitization investors and Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC. Actions taken by Brooke Corp. could potentially negatively impact the Company.

The Company made the following loans to Brooke Corporation.

	Loans Made to Brooke Corporation
	Nov 2005	Nov 2006	Jan 2007	Jun 2007	Aug 2007
Initial loan balance	$5,000	$7,500	$9,500	$11,500	$4,000
Balance outstanding at December 31, 2007:
Sold to unaffiliated lenders without recourse	$—	$—	$—	$11,500	$—
Retained by BCC or sold with recourse:
Principal	$—	$6,502	$—	$—	$—
Interest receivable	—	29	—	102	—

Total	$—	$6,531	$—	$102	$—

Date loan was paid in full	Nov 15, ‘07	—	Jun ‘07	—	Sep 30, ‘07
Interest rate	var - 150bp over Prime	var - 350bp over Prime	10.00%	10.00%	12.25%
Maturity	Nov 15, ‘07	Apr 15, ‘13	Dec 4, ‘07	Mar 15, ‘08	Sep 30, ‘07

Interest received from Brooke Corporation loans, net of participation interest paid, was $887,000 and $286,000 for the years ended December 31, 2007 and 2006, respectively.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed in Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts in future years. Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At December 31, 2007 and 2006, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from the above arrangement was $4,303,000 and $5,223,000, respectively.

Effective with the Oakmont merger, BCC began filing separate tax returns and paying the taxing authorities directly. See Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

The amounts due to and due from Brooke Corporation were netted, and recorded as a Brooke Corporation receivable or payable, accordingly. In addition, the amount payable to Brooke Corporation for currently payable income taxes at year-end 2006 was reported as income tax payable on the consolidated balance sheet.

	December 31,
	2007	2006
Notes and interest receivable	$18,133	$9,775
Less: Loans sold without recourse to unaffiliated lenders	(11,500)	(1,497)

Net receivable retained by BCC	6,633	8,278
Other amounts receivable	4,303	5,223

Receivable from Brooke Corporation	$10,936	$13,501

Current income tax payable to Brooke Corporation	$—	$782

Expenditures related to the collateral preservation agreements and financial guaranty policies with the related companies noted above are detailed below.

	Fees Paid by BCC Years Ended December 31,			Payable by BCC December 31,
	2007	2006	2005	2007	2006
Collateral Preservation Agreements:
Brooke Capital Corporation	$2,535	$2,114	$727	$192	$153
CJD & Associates, LLC	—	1,336	100	—	400
Brooke Capital Advisors, Inc.	1,887	147	—	258	147
Financial Guaranty Policies:
DB Indemnity premiums	2,714	2,245	960	34	251
Coverage under these policies	257,041	139,262	64,018

In connection with retail insurance agency loans originated, beginning in 2004, the Company entered into Collateral Preservation Agreements with Brooke Capital. Under these agreements, Brooke Capital provides the Company with collateral preservation services and assistance with loss mitigation of distressed franchise loans. Brooke Capital is compensated by upfront and ongoing fees paid by the Company. In addition, Brooke Capital has recently demanded additional fees and expense reimbursements in excess of historical levels.

In connection with funeral home and managing general agency loans originated, beginning in 2005, the Company entered into Collateral Preservation Agreements with CJD. Under these agreements, CJD provided the Company with collateral preservation services and assistance with loss mitigation of distressed loans. CJD and was compensated by upfront and ongoing fees paid by the Company. Commencing in December 2006, in connection with managing general agency loans the Company originated, the Company entered into Collateral Preservation Agreements with Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), a wholly owned subsidiary of Brooke Capital Corporation, (formerly First American Capital Corporation) a public company of which Brooke Corporation owned approximately 81% as of December 31, 2007. Beginning in 2007, collateral preservation activities performed by CJD were transferred to Brooke Capital Advisors. Under this Agreement, Brooke Capital Advisors provides the Company with collateral preservation services and assistance with loss mitigation of distressed loans. Brooke Capital Advisors is compensated by upfront and ongoing fees paid by BCC. Brooke Capital Advisors also receives ongoing fees for collateral preservation services they provide for loans sold to BCC’s off-balance warehouse facility. These fees totaled $336,000 for 2007. In addition, Brooke Capital has recently demanded additional fees and expense reimbursements in excess of historical levels.

In conjunction with loan closings and participation transactions, the Company may purchase financial guaranty policies, which are policies that help protect the participating lenders against credit losses. The policies are purchased through CJD and are issued by DB Indemnity. DB Indemnity is a captive insurance subsidiary of

Brooke Bancshares. At December 31, 2007 and 2006, the prepaid insurance expense asset for amounts paid for financial guaranty policies purchased was $2,725,000 and $841,000, respectively. Beginning in the fourth quarter of 2006, the premium amounts are refundable from DB Indemnity to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is sold as part of an asset-backed securitization. The amount receivable from DB Indemnity for cancelled policies at December 31, 2007 and 2006 was $7,000 and $21,000, respectively. Brooke Brokerage Corporation directly owns 100% of CJD.

The Company had receivables from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, of $984,000 and $463,000 at December 31, 2007 and 2006, respectively, as a result of the timing of certain securitized loan payments. Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by Brooke Capital’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or Brooke Capital as part of an arrangement to preserve collateral on behalf of the Company, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or Brooke Capital for performance of any obligations to agents associated with all such franchise agreements. In addition, the Company recorded a $1,983,000 receivable as of December 31, 2007, associated with a loan funding transfer that was subsequently received in the following month.

Related party notes receivable, interest receivable and total loss exposure associated with the notes receivable consisted of the following:

	December 31,
	2007	2006
Brooke Corporation. Various notes receivable with interest rates ranging from 10.00% to 10.75%. Maturities range from March 2008 to April 2013.	$18,002	$9,724
Less: Brooke Corporation loans sold	(15,950)	(1,490)
Brooke Capital Corporation. Single note receivable with an interest rate of 10.75% and a maturity of September 2015.	1,022	1,099
Less: Brooke Capital Corporation loans sold	(1,022)	(1,099)
Brooke Investments, Inc. Various notes receivable with interest rates ranging from 10.75% to 11.25%. Maturities range from October 2011 to January 2021.	1,891	2,030
Less: Brooke Investments, Inc. loans sold	(1,602)	(1,714)
CJD & Associates, LLC. Single note receivable with an interest rate of 8.75% and a maturity of November 2010.	1,213	1,556
Less: CJD & Associates, LLC loans sold	(1,212)	(1,555)
Plus: Related party loan participations not classified as a true sale	5,214	2,681

Total related party notes receivable, net	7,556	11,232
Interest earned not collected on related party notes*	194	75

Total related party notes and interest receivable, net	$7,750	$11,307

*	The Company has a corresponding liability for interest payable to participating lenders of related party notes in the amounts of $65,000 and $28,000 at December 31, 2007 and 2006, respectively.

The Company received total interest of $2,341,000, $962,000 and $2,583,000 for the years ended December 31, 2007, 2006 and 2005, respectively, from related party notes receivable listed in the above table, of which $1,408,000, $585,000 and $1,013,000, respectively, was paid to participating lenders.

The Company has sold loans made to related parties that have increased (decreased) the gain on sale of notes receivable $31,000, ($13,000) and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan participations purchased by related parties and the corresponding interest payable consisted of the following:

	December 31,
	2007	2006
The DB Group, Ltd. Various loan participations with interest rates ranging from 10.00% to 11.00%. Repurchase requirements prior to January 2009.	$1,438	$1,079
DB Indemnity, Ltd. Various loan participations with interest rates ranging from 11.25% to 11.50%. Repurchase requirements prior to January 2009.	5,904	4,266

Total related party loan participations	7,342	5,345
Interest payable to related party loan participations	72	61

Total related party loan participations and interest payable	$7,414	$5,406

The Company paid $566,000, $327,000 and $213,000 to related party participating lenders for participating interest for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company maintains an unrestricted cash bank account with Brooke Savings Bank, a wholly owned subsidiary of Brooke Bankshares which is privately held by Brooke Corporation. The bank balance was $1,060,000 and $0 as of December 31, 2007 and 2006, respectively.

Michael S. Lowry, President and Chief Executive Officer of the Company, is a co-member of First Financial Group, LC. Kyle L. Garst, Chairman and Chief Executive Officer of Brooke Capital, is the sole manager and sole member of American Financial Group, LLC. In October 2001, First Financial Group, LC and American Financial Group, LLC each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, LLC of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001, and is scheduled to mature on January 1, 2014. At December 31, 2007, $88,000 of the principal balance of $283,000 was sold to unaffiliated lenders, leaving the Company with a loss exposure of $195,000. First Financial Group, LC and American Financial Group, LLC each sold its ownership interest in The Wallace Agency back to The Wallace Agency, LLC in March 2007.

During 2007, BCC entered into a $271,000 agency acquisition loan with a borrower advised by Post Rock Advisors. Shawn T. Lowry, a principal of Post Rock Advisors, is Michael S. Lowry’s brother. The borrower paid Post Rock Advisors a fee of 5% of the agency purchase price which was paid with loan proceeds.

Critical Accounting Policies and Estimates

BCC’s accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of BCC’s historical and future performance.

Discount, Prepayment and Credit Loss Assumptions Used in Recording Loan Participation Sales and Loan Sales to Qualifying Special Purpose Entities

The Company regularly sells the loans that it originates to banks, finance companies and QSPEs. Loan participations and the sale of loans to QSPEs represent the transfer of notes receivable, by sale, to participating lenders or QSPEs. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with SFAS 140. Most of BCC’s loans are adjustable rate loans. When the Company sells notes receivable to QSPEs, it retains all over-collateralization interest in loans sold and cash reserves. The fair value of the over-collateralization interests in loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interests in loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, which at December 31, 2007, were: credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risk involved. The fair value of the cash reserves is estimated at the cash value of the reserve account.

These assumptions regarding discount rate, prepayment rate and credit loss are based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. The accuracy of these assumptions is monitored and changes made as necessary. It is important to note that the Company’s loan portfolio experienced an annualized prepayment rate of 12.9% over the past twelve months. Management believes that this increase during 2007 is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. The prepayment assumption determined by management is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, due to recent prepayment and interest rate trends, the prepayment rate assumption was increased from 10% to 12% annually in 2007’s fourth quarter. Shorter-term swings in prepayment rates typically occur because of cycles within a marketplace, such as a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

BCC tested retained interests for impairment as of December 31, 2007. The securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. An impairment loss of $778,000 was recorded for the year then ended. During 2006 the securitized pools of loans experienced an increase in the prepayment rate as well and an impairment loss of $329,000 was recorded for the year. The effect of variances in the assumptions can be significant and the impact of changes in these estimates is discussed in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Subsequent to the initial calculation of the fair value of retained interest, BCC utilizes a fair market methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. However, due to the impairment of the collateral supporting certain loans an additional impairment loss of $4,739,000 was recorded which reduced the securities balance.

As of December 31, 2007 and 2006, as a result of the above mentioned increased payment speeds and reduction in collateral value, the fair value of the retained interests declined resulting in the impairment losses noted above. No impairment was recognized in 2005. The total impairment losses above represented 1.0%, 0.1% and 0.0% of the off-balance sheet loans as of December 31, 2007, 2006 and 2005, respectively.

Provision for Credit Losses

The Company’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse QSPEs which are classified as on-balance sheet) and the Company’s retained interest in loans that are sold to QSPEs that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Historically, no reserve for credit losses had been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the Company’s affiliated company, Brooke Capital, are typically distributed to the Company for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors.

However, given the rapid growth that BCC has experienced over the past two years, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; the Company established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $1,655,000 was established with an offsetting charge to credit loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

Amortization

The rate of amortization of servicing assets is based on management’s estimate of repayment rates, and the resulting estimated maturity dates, of the loans serviced. Loan repayment rates are determined using assumptions about credit losses, prepayment rates and discount rates as outlined above. As of December 31, 2007, an analysis of these assumptions indicated that they were appropriate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in the estimates that significantly shorten the estimated maturity dates could significantly impact the Company’s results.

Loan Origination Expenses

Loans are typically sold within a year after origination and BCC retains the responsibility for loan servicing. However, most of the Company’s operating expenses are associated with loan origination. BCC analyzes its lending activities to estimate how much of the operating expenses should be allocated to loan origination activities and therefore matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and other operating expenses to loan origination activities are based on management’s observations and experience, job responsibilities and other employment and payroll records. Although not expected, significant changes in the expense allocations could significantly impact the Company’s results since loan fees are significant.

Income Tax Expense

Historically BCC was part of Brooke Corporation’s consolidated federal tax return. BCC used an estimated income tax rate based upon Brooke Corporation’s historical tax rates. Effective with the Oakmont merger on July 18, 2007, the Company began filing separate tax returns and paying its tax obligations directly to the taxing authorities. Thus tax expense, from that point on, reflects actual tax rates incurred by the Company.

Revenue Recognition Policies

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income received on loans is paid to the holders of its participation interests and QSPEs. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $32,362,000, $23,581,000 and $12,432,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield of each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income.

Commencing in 2008, the accrual of interest is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is reasonable doubt as to the collectability in the normal course of business.

Gain on sale of notes receivable. When the sale of a loan to participating lenders and QSPEs meets the criteria to be accounted for as a true sale, as established by SFAS 140, a gain on sale is recognized when the note receivable is sold. When BCC sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer.

Loan origination fees. These fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. However, since BCC normally sells its loans within a year of origination, in the future if loan origination fees exceed direct loan origination expenses, the excess will be reported as income. Loan origination fees reimburse BCC for cash outflows associated with the up-front issuance costs such as financial guaranty policy premiums, travel expenses for location inspections or meetings with borrowers, and placement of the loans to outside investors.

Recent Accounting Pronouncements

Refer to Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information relative to recent accounting pronouncements.

Cautionary Information

The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. In addition management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combinations of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward looking statements concerning the Company:

•	A significant part of BCC’s business strategy involves originating new loans, and the failure to grow may adversely affect its business, prospects, results of operations and financial condition.

•	The Company’s borrowers’ financial performance may adversely affect their ability to repay amounts due.

•	BCC’s financial condition could be adversely affected if it is unable to fund its loans through sales to third parties or sales on acceptable terms.

•	BCC may not be able to effectively manage growth or secure the lines of credit and additional sources of funding necessary to accommodate its growth.

•	The Company makes certain assumptions regarding the profitability of its securitizations, loan participations, warehouse lines of credit and other funding vehicles which may not prove to be accurate.

•	The value of the collateral securing BCC’s loans may be adversely affected by its borrowers’ and Brooke Capital’s actions.

•	The Company may face increased competition.

•	BCC’s financial condition and ability to raise capital may be adversely affected by the stock price of, the actions by, or success of Brooke Corporation and Brooke Capital.

•	Adverse changes in market conditions including the soft insurance market, rising interest rates, and the credit markets may adversely affect BCC’s profitability and growth potential.

•

The value of the collateral securing and the overall quality of BCC’s loans may be adversely affected by actions of collateral preservation providers (including Brooke Capital) contracted to assist in providing specialized servicing associated with loans originated by BCC.

•	Potential litigation and regulatory proceedings could materially adversely affect the Company’s financial condition.

•	BCC may be required to repurchase loans sold with recourse or make payments on guarantees.

•	The Company is dependent on key personnel and its management, facilities and labor force may be insufficient to accommodate expected growth.

•	Efforts to comply with the Sarbanes-Oxley Act may entail significant expenditures; while non-compliance with the Sarbanes-Oxley Act may adversely affect the Company.

•	The Company may not be able to accurately report its financial results or prevent fraud if it fails to maintain an effective system of internal controls.

•	The Company’s reserves for credit losses may not be adequate.

•

Changes in economic, political and regulatory environments, insurance companies, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect operations and financial condition.

•	Quarterly operating revenues and results are difficult to forecast and may fluctuate.

•	The Company’s method of funding loans may cause its leverage to increase.

•	The Company’s network may be vulnerable to security breaches and inappropriate use.

•	The Company may be unable to find alternative sources of funds to repay obligations as they come due.

•	BCC is a controlled company with limited stock trading volume and significant fluctuations in stock price.

•	Cash flows from the interests retained in securitizations and credit facilities could be delayed or reduced.

•	Certain of BCC’s debt instruments contain restrictive covenants and requirements that may limit business flexibility and growth.

Forward-looking statements speak only as of the date on which they are made. The Company will not update any forward-looking statements to reflect future events, developments, or other information. If BCC does update any forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on BCC’s financial condition or results of operations in the last three fiscal years, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates could adversely affect the Company’s borrowers’ ability to repay their variable rate loans and thereby adversely affect BCC’s profitability. Such an interest rate increase could also adversely affect BCC’s profitability by increasing interest expense and other operating expenses.

A significant change in the credit markets could also have an adverse impact on BCC’s operations. The Company’s lending operations depend on its ability to sell loan participation interests or securities backed by insurance agency loans to banks and finance companies. Several factors will affect BCC’s ability to sell participation interests and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	changes in interest rates and their impact on credit losses and prepayment speed;

•	the credit quality and performance of BCC’s financial instruments and loans;

•	BCC’s ability to adequately service its financial instruments and loans; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in the Company’s securitizations.

A significant change in interest rates or in the willingness to extend credit could have a significant and adverse impact on BCC’s ability to make loans.

A significant change in interest rates could also affect cash flows associated with the servicing assets and liabilities; retained interest related to loan participations and securitization sales, and the value of investments in the subordinate interests in securitizations. The Company makes certain assumptions about the rate of prepayment by its borrowers and the credit losses on its portfolio. In the event of additional increases in interest rates, it is reasonable to expect that credit losses would increase, as BCC’s borrowers find it increasingly costly to make their loan payments. As reported above, although credit performance generally has been favorable for BCC and its participating lenders and investors, the level of credit losses for the Company and payment delinquencies increased during 2006 and 2007 due, in part, to increasing interest rates and a softening insurance premium market. BCC expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by BCC’s borrowers. However, recent declines in interest rates may help offset a portion of the impact of a soft insurance market. Also as reported above, the actual annualized prepayment rate on the Company’s loans has increased in part due to the increasing interest rate environment. The Company expects that, over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As a result of the increased prepayment speeds, the fair value of retained interests from transferred loans decreased during 2006 and 2007. Management analyzed the decline and, upon testing of impairment as of December 31, 2007 and 2006, impairment losses of $778,000 and $329,000 were incurred, respectively. Additionally, a $4,739,000 impairment was recognized at December 31, 2007, related to expected losses on loans held by QSPEs.

BCC’s business is also impacted by the cyclical pricing of property and casualty insurance, which may adversely affect borrowers’ performance, and, thus, BCC’s financial performance. The Company’s borrowers primarily derive their revenues from commissions paid by insurance companies, which commissions are based largely on the level of premiums charged by such insurance companies. Because these premium rates are cyclical, BCC’s financial performance is dependent, in part, on the fluctuations in insurance pricing. Although the current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance, it is likely that insurance pricing will decrease further in the future, subjecting the Company to lower commissions on the insurance placed by its borrowers. Additionally, the softening insurance market could result in increased prepayments within the Company’s portfolio, as more borrowers are likely to sell their businesses during difficult market conditions.

A general decline in economic activity in the United States or in one of the states or geographic regions in which BCC operates such as Florida, Texas, California, the Southwest, Midwest or Southeast, could also affect BCC’s results and financial condition.

An adverse change in economic activity could reduce the ability of individuals and small businesses — the key customers for many of the Company’s borrowers — to purchase insurance and other financial services. In such an event, the revenue growth rate of BCC’s borrowers could flatten or decline, in turn reducing BCC’s revenues and hurting the borrowers’ ability to make timely interest and principal payments on their loans.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the Consolidated Financial Statements in Item 8 of this Form 10-K or the notes thereto.

Item	7A. Quantitative and Qualitative Disclosures Concerning Market Risk

BCC originates loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The majority of the loans are adjustable-rate loans based on a prime rate plus a margin which adjusts daily. Interest rate changes will impact their value and may impact credit losses and prepayments of the loans. Although credit performance has generally been favorable, the level of credit losses for BCC and payment delinquencies increased in 2006 and 2007 due, in part, to increasing interest rates, the seasoning of the loan portfolio and a softening insurance market. BCC expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by BCC borrowers. While the recent decline in interest rates will reduce borrowers’ debt service requirements, to the extent interest rates increase significantly in the future, borrowers may have a more difficult time making their principal and interest payments.

The actual annualized prepayment rate on BCC loans increased to 12.9% during the year ended December 31, 2007, primarily due to increased asset ownership transfers to other borrowers within the portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

When interest rates on the Company’s loan assets do not adjust at the same rate as the liabilities associated with those assets, earnings are at risk. This interest rate risk is minimized by the fact that loans are generally held for a year or less. BCC further manages interest rate risk remaining after the sale of loans by matching its cost of funds with the rate structure of the underlying loans. The Company applies interest rates on those assets and liabilities that float at a spread above the prime rate, so that, when interest rates on the assets adjust, the interest rates on the liabilities adjust accordingly.

Loans made to Canadian borrowers are denominated in a foreign currency. These loans are subject to the risk that the value of a particular currency will change in relation to other currencies. Among factors affecting currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. BCC does not currently employ hedging techniques to minimize these risks.

When loans are sold, and the sale of participation interests or sale of loans to QSPEs are classified as a true sale, a gain on sale is recorded for the interest benefit based on a present value calculation of expected future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, BCC retains servicing responsibilities for which it receives annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on the present value calculations of expected future cash flows from servicing the underlying loans, net of prepayment assumptions. The present value calculations of both of the above future cash flows are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could result in the impairment of retained interest and servicing assets and adversely affect the Company’s financial condition and results of operations. Impairment is evaluated and measured periodically. As reported above, upon testing of impairment at December 31, 2007, 2006 and 2005, total impairment losses of $5,517,000, $329,000 and $0, respectively, were incurred related to the prepayment rate in 2007 and 2006, and the impairment of the collateral underlying certain loans held by QSPEs in 2007. BCC continuously monitors market conditions, interest rate changes and market comparables, evaluates the propriety of the discount rate utilized in the assumptions, and assesses interest rate sensitivity as an indication of interest rate risk.

As of December 31, 2007, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year follow (rates per annum):

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed**	12%
Weighted average life (in months)	138
Expected credit losses	0.5%
Discount rate*	11%

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.
**	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

As of December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions follow (dollars in thousands):

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate):**	12%
Impact on fair value of 10% adverse change	$(1,304)
Impact on fair value of 20% adverse change	(2,771)
Expected credit losses (annual rate):	0.5%
Impact on fair value of 10% adverse change	$(377)
Impact on fair value of 20% adverse change	(753)
Discount rate (annual):*	11%
Impact on fair value of 10% adverse change	$(1,265)
Impact on fair value of 20% adverse change	(2,467)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.
**	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Information provided in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference in partial response to this Item 7A.

BCC currently does not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

Introductory Comments

The following Consolidated Financial Statements have been prepared by Brooke Credit Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission. For the purposes of this report, unless the context otherwise requires, all references herein to “BCC” and the “Company” shall mean Brooke Credit Corporation and its subsidiaries. These Consolidated Financial Statements and footnote disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements. The results for the years ended December 31, 2007, 2006 and 2005, are not necessarily indicative of the expected results for future periods.

Management’s Report on Internal Control over Financial Reporting

The management of Brooke Credit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined in Exchange Act Rules 13a-15(c) and 15d-15(e), BCC’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007, based on the criteria outlined in the COSO framework.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Brooke Credit Corporation:

We have audited the accompanying consolidated balance sheets of BROOKE CREDIT CORPORATION as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooke Credit Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

March 11, 2008

Brooke Credit Corporation

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$1,570	$4,358
Restricted cash	210	564
Notes and interest receivable, net	142,467	171,433
Other receivables	3,980	496
Securities	87,763	50,320
Interest-only strip receivable	7,771	4,511
Current deferred tax asset	4,126	—

Total Current Assets	247,887	231,682

Other Assets
Deferred charges, net	5,199	5,691
Servicing asset, net	6,084	4,564
Amount due from Brooke Corporation	10,936	13,501
Prepaid expenses	2,828	841
Other assets, net	440	196

Total Other Assets	25,487	24,793

Total Assets	$273,374	$256,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,853	$2,751
Interest payable	1,845	1,457
Income tax payable	2,549	782
Current deferred tax liability	—	1,196
Payable under participation agreements	47,360	35,726
Short-term debt	27,569	96,644
Current maturities of long-term debt	17,035	16

Total Current Liabilities	105,211	138,572

Non-Current Liabilities
Long-term deferred tax liability	15,036	7,685
Servicing liability	44	74
Long-term debt less current maturities	36,088	42,894
Warrant obligations	—	2,821

Total Liabilities	156,379	192,046

Stockholders’ Equity
Common stock, $.01 par, 99,000,000 shares authorized, 25,849,137 and 5,650,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	258	57
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	83,701	43,133
Additional paid-in capital — warrants	3,254	900
Retained earnings	26,388	20,041
Accumulated other comprehensive income	3,394	298

Total Stockholders’ Equity	116,995	64,429

Total Liabilities and Stockholders’ Equity	$273,374	$256,475

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Operating Revenues
Interest income, net	$27,055	$19,147	$10,674
Credit loss	(3,194)	(525)	(13)

Interest income after credit loss	23,861	18,622	10,661
Gain on sale of notes receivable, net	13,674	5,320	6,110
Impairment losses	(5,517)	(329)	—
Other income	901	553	316

Total Operating Revenues	32,919	24,166	17,087

Operating Expenses
Operating interest	2,920	3,125	1,920
Compensation	4,991	1,596	1,483
Depreciation and amortization	1,466	876	1,120
Collateral preservation	3,913	2,357	827
Other general and administrative	2,715	1,028	613

Total Operating Expenses	16,005	8,982	5,963

Income from Operations	16,914	15,184	11,124

Other Expenses
Interest	6,677	3,919	1,288

Total Other Expenses	6,677	3,919	1,288

Income before Income Taxes	10,237	11,265	9,836
Income tax expense	3,890	4,281	3,738

Net Income	$6,347	$6,984	$6,098

Earnings per Share:
Basic	$0.24	$0.26	$0.25
Diluted	0.24	0.26	0.25

Average Shares Outstanding (in thousands) :
Basic	25,103	24,536	24,536
Potential dilutive common shares	174	—	—

Diluted	25,277	24,536	24,536

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	100	$15	$10,691	$6,959	$502	$(15)	$18,152
Capital contribution			15,000				15,000
Equity change in par $1 to $0.01* Equity stock split 50,000:1*	4,999,900	50	(50)				—
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					(19)		(19)
Net income				6,098			6,098

Total comprehensive income							6,079

Balance, December 31, 2005*	5,000,000	$65	$25,641	$13,057	$483	$(15)	39,231

Balance, December 31, 2005	100	$15	$25,691	$13,057	$483	$(15)	$39,231
Retire treasury stock		(15)				15	—
Capital contribution			17,500				17,500
Equity change in par $1 to $0.01* Equity stock split 50,000:1*	4,999,900	50	(50)				—
Equity issuance	650,000	7	(7)				—
Warrant issuance			900				900
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					(296)		(296)
Currency translation adjustment, net of income taxes					111		111
Net income				6,984			6,984

Total comprehensive income							6,799

Balance, December 31, 2006	5,650,000	57	44,033	20,041	298	—	64,429

Equity issuance	111,523	1	(1)				—
Recapitalization:
Elimination of equity	(5,761,523)	(58)	(44,032)				(44,090)
Common shares issued	24,536,361	245	44,129				44,374
Consideration received as a result of the merger, net of expenditures of $4,705			38,311				38,311
Share-based compensation	1,312,776	13	2,161				2,174
Warrant liability conversion			2,354				2,354
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					2,896		2,896
Currency translation adjustment, net of income taxes					200		200
Net income				6,347			6,347

Total comprehensive income							9,443

Balance, December 31, 2007	25,849,137	$258	$86,955	$26,388	$3,394	$—	$116,995

*	The par value of the common stock was changed from $1.00 per share to $0.01 per share in the fourth quarter of 2006.
The Company issued a 50,000-for-1 stock split in 2006. These entries are shown as if the transactions occurred in 2004 for comparative purposes. The reclassification does not affect total equity.

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$6,347	$6,984	$6,098
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization	1,466	876	1,120
Amortization of debt issuance costs	430	69	—
Accretion of debt discount	267	41	—
Change in puttable warrant obligation	467	84	—
Gain on sale of notes receivable	(14,410)	(7,409)	(7,459)
Credit loss	3,194	525	13
Impairment losses	5,517	329	—
Equity incentive plan costs	2,174	—	—
(Increase) decrease in assets:
Notes and interest receivable, net	32,162	(126,490)	5,969
Other receivables	(3,484)	95	(543)
Other assets	(2,231)	7,392	2,144
Increase in liabilities:
Accounts payable	6,102	2,453	219
Other liabilities	15,818	20,082	7,487

Net cash provided (used) by operating activities	53,819	(94,969)	15,048

Investing Activities
Cash payments for deferred charges	(635)	(636)	(300)
Cash payments for securities	(28,830)	(13,312)	(21,778)

Net cash used by investing activities	(29,465)	(13,948)	(22,078)

Financing Activities
Proceeds from the Oakmont merger, net	38,311	—	—
Other capital contributions	—	17,500	15,000
Inflows from Brooke Corporation	2,565	84,820	75,785
Outflows to Brooke Corporation	—	(101,903)	(75,814)
Proceeds from (payments on) short-term debt, net	(69,075)	9,896	(297)
Payments for debt issuance costs	(1,415)	(3,746)	—
Payments on bond maturities	—	—	(4,315)
Proceeds from long-term debt	10,339	181,809	75,961
Payments on long-term debt	(7,867)	(77,956)	(82,132)

Net cash provided (used) by financing activities	(27,142)	110,420	4,188

Cash and Cash Equivalents
Net increase (decrease) during each year	(2,788)	1,503	(2,842)
At beginning of year	4,358	2,855	5,697

At end of year	$1,570	$4,358	$2,855

Supplemental Disclosures
Interest paid	$41,570	$30,430	$14,619
Income taxes paid	—	—	—

See accompanying notes to consolidated financial statements.

Brooke Credit Corporation

Notes to Consolidated Financial Statements

Data in tables is in thousands, except per share data.

1. Description of the Business and Significant Accounting Policies

The consolidated financial statements include the accounts of Brooke Credit Corporation and its subsidiaries, except for the following qualifying special purpose entities (“QSPEs”) formed for the purpose of acquiring loans: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization 2006-1, LLC. All of the foregoing entities have issued asset-backed securities in which the Company is not obligated to repay. Brooke Master Trust, LLC, a wholly owned subsidiary of Brooke Warehouse Funding, LLC, has secured senior debt in which the Company is not obligated to repay. Each of these entities is a separate and distinct entity. QSPEs are specifically excluded from consolidation under FIN46(R), “Consolidation of Variable Interest Entities.”

In the opinion of the management of Brooke Credit Corporation, the accompanying audited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of December 31, 2007 and 2006, and the results of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. BCC operates in a single business segment, that of lending to locally-owned businesses that sell insurance. This includes lending to funeral homes where the sale of insurance is often an important, although not primary, part of their business. Certain prior year amounts have been reclassified to conform to the current year presentation.

(a) Organization

Brooke Credit Corporation, which began conducting business under the trade name “Aleritas Capital Corp.” in January 2008, was incorporated under the laws of the State of Kansas on January 22, 1988, under the name Hess Monuments, Inc. Its name was changed to Brooke Management, Inc. in August 1990 and then to Brooke Credit Corporation in July 1994. In July 2007 the Company merged with Oakmont Acquisition Corp. (“Oakmont”), a special purpose acquisition company (also known as a “blank check” company) that was originally incorporated in Delaware in July 2005. The Company is traded over-the-counter under the symbol “OTCBB: BRCR.OB” and is organized under the laws of the state of Delaware. Brooke Corporation, a Kansas corporation, whose stock is listed on the NASDAQ Stock Market under the symbol “BXXX”, was previously the sole owner of the Company and, subsequent to the merger, remains the largest stockholder owning 62% of the Company.

The Company is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, the Company loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business. The Company’s lending programs feature the use of collateral preservation providers in the preservation of collateral and assistance with loss mitigation during the life of the originated loan. The collateral preservation providers, which include industry consultants and franchisors, such as the Company’s affiliated companies, Brooke Capital Corporation (“Brooke Capital”) a public company of which Brooke Corporation owned approximately 81% as of December 31, 2007, and its wholly owned subsidiary Brooke Capital Advisors, Inc. BCC also used Brooke Franchise Corporation as a collateral preservation provider before it was merged into Brooke Capital Corporation in November 2007. The Company funds its loans through a combination of the following four mechanisms: off-balance sheet loan participations, involving the true sale of loan participation interests in individual loans; off-balance sheet loan securitizations, involving the issuance of rated and unrated asset-backed securities; off-balance sheet loan financing, involving the revolving funding of loan amounts from off-balance sheet warehouse facilities; and on-balance sheet funding, involving the funding of loan amounts from the Company’s cash, short-term and/or recourse participations, and warehouse lines of credit.

The Company directly owns 100% of the membership interests of Brooke Credit Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity as part of the warehouse line of credit with Autobahn Funding Company, LLC. Brooke Credit Funding, LLC has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with Autobahn Funding Company, LLC in connection with a credit facility recorded in the Company’s financial statements as secured borrowings.

The Company directly owns 100% of the membership interests of Brooke Warehouse Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity as part of the off-balance sheet financing facility with Fountain Square Commercial Funding Corporation. Brooke Warehouse Funding, LLC has separate financial statements. Until the first quarter of 2007, this entity was the purchaser of loans originated by the Company in connection with a credit facility recorded in the Company’s financial statements as secured borrowings. Brooke Acceptance Company 2007-1, LLC was formed during March 2007 and was a wholly-owned subsidiary of the Company which, commencing in March 2007, began purchasing loans originated by the Company pursuant to true sales. Brooke Acceptance Company 2007-1, LLC was the purchaser of loan participation interests from Brooke Warehouse Funding, LLC in connection with an off-balance sheet financing facility with Fountain Square Commercial Funding Corporation, an affiliate of Fifth Third Bank, which closed on March 30, 2007. Brooke Master Trust, LLC, a Delaware bankruptcy remote special purpose limited liability company organized on September 18, 2007, is a wholly owned subsidiary of Brooke Warehouse Funding, LLC. In December 2007, Brooke Master Trust, LLC replaced Brooke Acceptance Company 2007-1, LLC as borrower upon closing of a master trust credit facility with Fountain Square Commercial Funding Corporation (which replaced the prior facility). The financial information of Brooke Warehouse Funding, LLC is not consolidated with the Company’s financial information. Brooke Master Trust, LLC and Brooke Acceptance Company 2007-1, LLC’s financial information is not consolidated.

Titan Lending Group, Inc. (“Titan”), a wholly owned subsidiary of the Company, was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Capital. Such loans are now originated directly by the Company, and therefore, Titan has no operations. Titan has separate financial statements which are consolidated with the Company’s financial information.

The Company directly owns 100% of the stock of Brooke Canada Funding, Inc. that was organized in New Brunswick, Canada for the purpose of originating and purchasing loans in Canada as part of the warehouse line of credit with the Canadian branch of Fifth Third Bank. Brooke Canada Funding, Inc. has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with the Canadian branch of Fifth Third Bank.

(b) Merger with Oakmont Acquisition Corp.

Effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 (the “Merger Agreement”) by and among Oakmont Acquisition Corp. (“Oakmont”), Brooke Credit Corporation (“Brooke Kansas”) and Brooke Corporation, Brooke Kansas was merged with and into Oakmont. In connection with the merger, Oakmont changed its name to Brooke Credit Corporation (the “Surviving Corporation”). Pursuant to the Merger Agreement, each share of the issued and outstanding common stock of Oakmont was converted into one share of the validly issued, fully paid and non-assessable authorized share of common stock of the Surviving Corporation. Brooke Corporation, along with seven other former Brooke Kansas equity holders, received aggregate merger consideration of 16,304,000 shares of the Surviving Corporation’s common stock, and the common stock of Brooke Kansas was cancelled. Shares of the Surviving Corporation’s common stock received by Brooke Corporation along with shares of the Surviving Corporation purchased by the Brooke Corporation in the open market, brought Brooke Corporation’s ownership position to 62% of the Surviving Corporation’s issued and outstanding stock.

An additional aggregate of 4,000,000 shares of the Surviving Corporation’s common stock would have been issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieved adjusted earnings of $15,000,000 in 2007. Adjusted earnings equals the actual audited net after tax income of the combined company adjusted to add back all actual after tax amortization expense for intangibles resulting from the merger; plus the actual after tax amount of any negative impact to earnings associated with certain warrants, including deal related costs arising out of the accounting treatment for warrants, put/call rights, certain options or other employee equity incentive plans; and minus an amount intended to approximate interest earned on the cash in the trust account during the period. The Surviving Corporation did not achieve the required adjusted earnings in 2007 so no additional shares were issued. An additional aggregate of 1,000,000 shares of the Surviving Corporation’s common stock would be issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $19,000,000 in 2008.

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

The second category includes 1,278,229 warrants which were issued by Brooke Kansas in conjunction with its private placement of debt issued in the fourth quarter of 2006. In addition, 500,000 shares of the Surviving Corporation were reserved for issuance in connection with stock or options that may be granted from time to time under the Surviving Corporation’s 2007 Equity Incentive Plan. During the fourth quarter of 2007, 126,239 of these shares were issued under this Plan.

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

(c) Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities and disclosures.

Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

The following are significant estimates made by management:

•	The discount, prepayment and credit loss rates used to calculate the fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales;

•	The discount, prepayment and credit loss rates used to calculate the fair value of securities resulting from asset-backed securitizations and off-balance sheet warehouse facilities;

•	Amortization;

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans;

•	The credit metrics employed to establish the reserve for potential credit losses; and

•	Amount of current and deferred income tax expense and payable.

It is at least reasonably possible these estimates will change in the near term.

(d) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand; cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents.

(e) Restricted Cash

BCC holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan. The balance held in escrow for these purposes was $210,000 and $564,000 at December 31, 2007 and 2006, respectively.

(f) Notes and Interest Receivable, net

The net notes receivable included as part of the “Notes and interest receivable, net” asset category are available for sale. Based on management’s experience, the carrying value approximates the fair value. Accordingly, any changes in the net notes receivable balances are classified as an operating activity. Notes receivable are shown net of the reserve for credit losses of $1,655,000 and $0 at December 31, 2007 and 2006, respectively.

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

(h) Securities

The carrying values of securities were $87,763,000 and $50,320,000 at December 31, 2007 and 2006, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold, retained over-collateralization interest in loans sold and cash reserves. These securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values above approximate the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risk on the transferred financial assets.

When the Company sells loans to QSPEs that qualify as true-sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a gain on sale is recognized when the notes receivable are sold. When BCC sells notes receivable to QSPEs, it typically retains the interest rights. The component of the gain on sale of notes receivable to QSPEs is the gain on sale the Company records associated with the interest-only strip receivable and retained interest benefit as described below, net of direct expenses. Unlike participation sales, in loans sold to QSPEs an unaffiliated third party is the servicer and the Company is the secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells notes receivable to QSPEs, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivables in loans sold to QSPEs were $28,144,000 and $12,094,000 at December 31, 2007 and 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to QSPEs depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain the fair value of the retained interest-only strip receivables resulting from the sale of notes receivable to QSPEs, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value of the interest-only strip receivables retained based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12% annually at December 31, 2007, and 10.00% annually at December 31, 2006) and discount rate (11.00%) commensurate with the risks involved. The amount of unrealized gain (loss) on the interest-only strip receivable was ($89,000), $89,000 and $575,000 at December 31, 2007, 2006 and 2005, respectively. The interest-only strip receivables have varying dates of maturities ranging from the fourth quarter of 2015 to the second quarter of 2021.

When the Company sells notes receivable to QSPEs, it retains an over-collateralization interest in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $58,769,000 and $37,003,000 at December 31, 2007 and 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at December 31, 2007 and 2006, respectively. The fair value of the over-collateralization interest in the loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12% annually at December 31, 2007, and 10.00% annually at December 31, 2006) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of QSPEs. These reserves are for the benefit of the third party trustee and servicer and, if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the QSPE has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following QSPEs: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007 Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off-balance sheet facility through Brooke Warehouse Funding LLC’s wholly owned QSPE, Brooke Securitization Company 2007-1 LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Acceptance Company 2007-1, LLC. Loans sold to Brooke Warehouse Funding, LLC were participated to Brooke Acceptance Company 2007-1, LLC which were then pledged to Fifth Third Bank for the off-balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Acceptance Company 2007-1, LLC and the pledge to Fifth Third Bank occurred simultaneously. In December 2007 Brooke Acceptance Company 2007-1, LLC was replaced by Brooke Master Trust, LLC. Loans now sold to Brooke Warehouse Funding, LLC are participated to Brooke Master Trust, LLC which are then pledged to Fifth Third Bank for the off-balance sheet debt.

Upon the sale of financial assets to QSPEs, the unaffiliated trustees over the QSPEs and the investors and lenders to the QSPEs obtain full control over the assets and the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is primarily the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets. The Company is retained as a secondary or sub-servicer. No servicing asset or servicing liability is recorded because servicing income is offset by servicing expense and represents the adequate compensation as determined by the market.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its retained assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation. In the fourth quarter of 2007, the Company wrote down the value of the securities balance by $5,517,000 due to expected credit losses on loans in its securitizations, actual prepayments exceeding assumed prepayments, and an increase in the prepayment assumption going forward.

Cash flows associated with the Company’s retained assets in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans, investors and creditors of the QSPEs. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained assets. Although the Company expects to receive a certain level of cash flows over the life of the sold financial assets and the term of the asset-backed securities and senior debt secured by the QSPEs, BCC will not receive full return of its retained assets until all obligations of the QSPEs with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to recent prepayment trends, the prepayment rate assumption used in the asset valuation was increased from 10% to 12% annually in the fourth quarter of 2007. All other assumptions remained the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2007 and 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that “other than temporary” impairments occurred. The Company recorded impairment losses related to the prepayment rate of $778,000 and $329,000 for the years ended December 31, 2007 and 2006, respectively. Summarized in Note 3 is a sensitivity analysis or stress test on retained interests to determine the impact of 10% and 20% variances in key assumptions currently used by management to calculate the fair value of retained interests.

Note 3 also includes a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables.

(i) Interest-Only Strip Receivable

The aggregate carrying values of interest-only strip receivables were $7,771,000 and $4,511,000 at December 31, 2007 and 2006, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $276,000 and $98,000 at December 31, 2007 and 2006, respectively. The interest-only strip receivables have varying maturities ranging from the second quarter of 2010 to the fourth quarter of 2026.

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

(j) Deferred Charges

Deferred charges include loan fees paid in 2004, 2005, and 2007 to establish and increase a line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,742,000, of which $696,000 was paid in 2004 to establish the line of credit, $300,000 was paid in 2005 to increase the line of credit, and $746,000 was paid in 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,646,000 in costs associated with the debt offering that occurred in November 2006 which will be amortized over the period ending at the maturity date of the debt. Net of amortization, the balance of deferred charges was $5,199,000 and $5,691,000 at December 31, 2007 and 2006, respectively.

(k) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
	2007	2006
Prepaid expenses:
Prepaid premiums — financial guaranty policies	$2,725	$841
directors and officers liability insurance	86	—
Prepaid rent	17	—

Total prepaid expenses	$2,828	$841

Other assets (net of accumulated depreciation and amortization) :
Contract database	$51	$196
Capitalized software	136	—
Property and equipment — not placed in service	253	—

Total other assets	$440	$196

The prepaid insurance expenses consist of prepaid premium amounts on financial guaranty policies purchased through CJD & Associates, LLC, a subsidiary of Brooke Brokerage Corporation, which are issued by DB Indemnity, Ltd., (“DB Indemnity”), a captive subsidiary of Brooke Brokerage, a wholly owned subsidiary of Brooke Corporation, and prepaid directors and officers’ liability insurance. The financial guaranty policies are in force on the loan until such time the loan reaches 50% of its original principal amount that was insured. The prepaid premium amounts are refundable to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is repaid or sold as part of an asset-backed securitization.

The contract database consists of legal and professional fees associated with development of standardized documents related to creating new securitizations and is amortized over a five-year period. The capitalized software is amortized over four years. The property and equipment will be put into service in 2008 and will be depreciated over five years beginning in 2008. These assets are depreciated or amortized on a straight-line basis.

(l) Warrant Obligation

The warrant obligation consisted of the detachable warrants issued in connection with the debt offering during the fourth quarter of 2006. The detachable noteholder warrants are within the scope of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.

SFAS 150 required the detachable warrants issued to the noteholders to be classified as a liability since the warrants incorporated a put option. The holders of these warrants could exercise their rights to force the Company to repurchase the warrants and/or warrant shares at the appraised value of the common stock, less the warrant exercise price of $0.01 per share.

The warrant obligation was initially recorded at its fair market value at the close of the offering, on November 1, 2006, of $2,737,000, using a valuation model obtained from CBIZ Valuation Group, LLC, a third-party valuation expert. As of December 31, 2006, the fair market value of these warrants was $2,821,000. The increase in fair market value during 2006 required the Company to record an increase in the value of the puttable warrant liability and additional interest expense of $84,000 for the year ended December 31, 2006.

During July 2007, the warrants were amended to remove the put option. Therefore, the warrants are no longer properly shown as a liability, and their fair market value as of the date of the amendment is recorded as additional paid-in capital in equity. The decrease in the market value of the liability from the beginning of 2007 through July 2007, $467,000, was recorded as a reduction of interest expense.

(m) Stockholders’ Equity

In the fourth quarter of 2006, the Company authorized a split of common stock at a ratio of 50,000-for-1.

Also in the fourth quarter of 2006, the Company’s stockholders approved amendments to the Company’s Articles of Incorporation that reduced the par value of the common stock from $1.00 to $0.01 per share and increased the number of authorized shares of common stock from 1,000,000 to 50,000,000. The common stockholders possess all rights and privileges afforded to capital stock by law. The stockholder approved amendments to the Articles of Incorporation also authorized 1,000,000 undesignated preferred shares; however, no preferred shares were issued or outstanding at December 31, 2007 and 2006. The Company’s treasury stock was retired in the fourth quarter of 2006.

The additional paid-in capital — warrants consists of the warrants issued to the placement agent of the debt offering that occurred during the fourth quarter of 2006. The Company issued warrants to the placement agent, Morgan Joseph & Co. Inc., to acquire 2% of the offering, or $900,000 worth of common stock, for a nominal exercise price ($0.01), subject to anti-dilution adjustments. The number of shares originally exercisable under these warrants was 100,446. These warrants were exercisable immediately and expire October 31, 2011. The placement agent warrants are not within the scope of SFAS 150, but do qualify for the scope exception in paragraph 11 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and do qualify for equity treatment under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The placement agent warrants are a direct issuance cost and are deferred as such and amortized over the life of the notes. As noted above, the detachable warrants issued to the noteholders of the debt offering were initially recorded as a liability. However, their put option was removed in July 2007 and the warrants were recorded as additional paid-in capital — warrants at their then current market value of $2,354,000.

Prior to the Oakmont merger on July 18, 2007, the Company’s authorized capital stock consisted of 50,000,000 shares of common stock of which 5,650,000 shares were issued and outstanding at December 31, 2006. In February 2007, the Board of Directors directed 111,523 of authorized but unissued shares of stock being held in the Company’s name to be issued to Brooke Corporation. All stock has a par value of $.01 per share. All of the Company’s prior common stock were exchanged for shares of Oakmont, and subsequently converted into shares of Brooke Credit Corporation upon consummation of the merger described above. Warrants issued in association with a $45,000,000 private placement debt offering in November 2006 were exchanged as well and remain outstanding at December 31, 2007. These warrants, 1,278,229 in total, have a nominal exercise price ($0.01), are exercisable immediately and expire October 31, 2014. In July 2007 these warrants were amended to remove a put option in exchange for the issuance of an additional 127,120 warrants. Therefore, the fair market value as of July 16, 2007, is recorded as additional paid-in capital. These warrants, and the associated financing, are discussed further in Note 4.

The effects of the merger on the Company’s outstanding common stock, options and warrants are shown below.

	Prior to the Merger	Conversion in theMerger		Restricted Stock Award Shares Issued	Outstanding at December 31, 2007
		Existing Equity Exchanged	New Equity Issued
Common shares issued and outstanding:
Brooke Kansas stockholders*	5,762	(5,762)	15,967	1,313	17,280
Former Oakmont stockholders	—	—	8,569	—	8,569

Total Brooke Credit Corporation stockholders	5,762	(5,762)	24,536	1,313	25,849

Outstanding warrants and options:
Warrants issued with 2006 debt financing	439	(439)	1,278	—	1,278
Warrants issued in initial Oakmont public offering	—	—	17,150	—	17,150
Warrants issued to Morgan Joseph by Oakmont	—	—	1,440	—	1,440
Stock option issued to Morgan Joseph by Oakmont	—	—	720	—	720

Total Brooke Credit Corporation warrants and options	439	(439)	20,588	—	20,588

*	Brooke Corporation purchased 850,000 shares of the Surviving Corporation in the open market prior to the merger.

As a result of the merger and shares issued under the restricted stock award, there were 99,000,000 shares of common stock authorized with 25,849,137 shares issued and outstanding at December 31, 2007, with a par value of $.01 a share. Additionally, there were 17,150,332 warrants issued in the initial public offering of Oakmont outstanding. These warrants did not become exercisable until the merger between Oakmont and Brooke Credit Corporation. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole but not in part, at a price of $.01 per warrant at any time upon a minimum of 30 days’ written notice of redemption if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. These warrants are identical to those noted above except that each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

(n) Revenue Recognition

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to purchasers of its loans, such as participating lenders and QSPEs that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $32,362,000, $23,581,000 and $12,432,000, respectively, for the years ended December 31, 2007, 2006 and 2005. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield from each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income. Any related fees or costs associated with the issuance of the loan that are not directly offset against loan origination fees (see below) are deferred over the life of the loan. Amortization of these costs is calculated over the life of the loans as an adjustment of the interest yield.

Gain on sale of notes receivable. When the sale of a loan meets the criteria to be accounted for as a true sale, established by SFAS 140, a gain on sale is recognized when the note receivable is sold. When the Company sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer, and the proceeds received. These gains on sale are shown net of securitization fee expenses.

Loan origination fees. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. However, in the future if loan origination fees exceed these loan originations expenses, the excess will be reported as interest income over the life of the loan as an adjustment of the interest yield. Loan origination fees reimburse the Company for cash outflows associated with the up-front issuance costs such as, financial guaranty policy premiums, collateral preservation services, travel expenses for location inspections or meetings with the borrowers, and placement of the loans to outside investors.

Impairment Losses. Although the Company does not provide recourse on its transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its retained assets are subject to loss, in part or in full, including in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

On an ongoing basis, the Company determines the ongoing fair market value of the retained interest using the current outstanding principal of the transferred notes receivable and the outstanding balances due to unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company performs an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions remain viable, based on current and historical prepayments and credit loss trends within similar asset types. Management may adjust the key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest.

(o) Provision for Credit Losses

The Company’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse QSPEs which are classified as on-balance sheet) and the Company’s retained interest in loans that are sold to QSPEs that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Prior to 2007, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the Company’s affiliated company, Brooke Capital, are typically distributed to the Company for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. Losses were written off to loan loss expense as they were identified.

However, given the rapid growth that BCC has experienced over the past eighteen months, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold, the Company established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

The summary of the activity in the provision for credit losses follows.

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$—	$—	$—
Provision for credit losses	1,655	—	—
Loans charged directly to expense, net of recoveries	1,539	525	13

Total credit losses	3,194	525	13
Less: Loans charged off, net of recoveries	(1,539)	(525)	(13)

Balance, end of year	$1,655	$—	$—

Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than being charged to credit loss expense.

(p) Operating Interest Expense

Operating interest expense includes interest paid by the Company to DZ Bank AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and funeral home loans in the United States, to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada, to Fifth Third Bank on a line of credit loan for the purpose of originating insurance agency and funeral home loans in the United States (prior to March 30, 2007) and, for the period ended December 31, 2007, to Home Federal Savings and Loan Association of Nebraska on a line of credit loan for the purpose of financing the over-collateralization portion of loans funded with the aforementioned lines of credit; therefore, this interest is accounted for as an operating expense. Interest expense for these lines of credit for the years ended December 31, 2007, 2006 and 2005 was $2,920,000, $3,125,000 and $1,675,000, respectively.

(q) Collateral Preservation (“CP”) Expense

Collateral preservation expense is comprised of up-front, ongoing and special fees paid to CP providers. The Company hires collateral preservation providers which are industry consultants and specialists for all of the

Company’s loans (See Note 10 for a discussion or related party CP providers). An initial fee is paid to the CP providers for assistance in sourcing and underwriting new loans. The majority of this expense is offset by loan origination fees charged to borrowers. An ongoing fee is also paid to the CP providers to assist the Company in preserving the loan collateral or the value of the borrower’s business. These CP providers provide monitoring, assistance and business liquidation services if required. An additional fee is generally paid to CP providers for liquidation services.

(r) Income Taxes

The Company filed its federal income tax return on a consolidated basis with Brooke Corporation until the Oakmont merger. Following the merger BCC will be filing separate tax returns. The Company recorded provisions for income tax expense of $3,890,000, $4,281,000 and $3,738,000 for the years ended December 31, 2007, 2006 and 2005, respectively. This tax expense was calculated for 2007, 2006 and 2005 based on a 38% effective tax rate. Deferred tax liabilities were recorded in 2007 and 2006 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and estimated tax rates. Note 5 provides further detail on the Company’s taxes.

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

	Years Ended December 31,
	2007	2006	2005
Basic shares	25,103	24,536	24,536
Effect of dilution	174	—	—

Diluted shares	25,277	24,536	24,536

Potentially dilutive shares excluded from the calculation:

	Years Ended December 31,
	2007	2006	2005
Warrants where the exercise price is greater than the average market price of the shares	1,440	—	—
Warrants which are anti-dilutive	1,278	1,278	—
Units where the exercise price is greater than the average market price of the units	720	—	—

The following reconciles net income as shown on the statement of operations to net income available to common stockholders.

	Years Ended December 31,
	2007	2006	2005
Net income	$6,347	$6,984	$6,098
Income attributable to warrant holders	(308)	(550)	—

Income attributable to common stockholders for purposes of computing earnings per share	$6,039	$6,434	$6,098

3. Notes and Interest Receivable, net

Notes and interest receivable, net consisted of the following:

	December 31,
	2007	2006
Business loans	$597,306	$422,684
Less: Business loans sold	(520,927)	(328,748)
Commercial real estate loans	80,940	60,594
Less: Real estate loans sold	(63,167)	(22,572)
Loans with related parties	20,076	6,175
Less: Related party loans sold**	(19,786)	(5,858)
Loans sold not classified as a true sale	42,146	33,045
Related party loans sold not classified as a true sale***	764	2,681

Total notes receivable, net	137,352	168,001
Interest earned not collected on notes*	6,770	3,432
Less: Loan loss reserve	(1,655)	—

Total notes and interest receivable, net	$142,467	$171,433

*	The Company had a corresponding liability for interest payable to participating lenders in the amounts of $1,746,000 and $993,000 at December 31, 2007 and 2006, respectively.
**	The Brooke Corporation notes receivable that have not been sold are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheet and, therefore, are excluded from notes receivable and this table. See Note 9 for a further discussion of the transactions with Brooke Corporation.
***	The Brooke Corporation notes receivable that were sold in 2007 that did not qualify for true sale treatment are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheet and, therefore, are excluded from notes receivable and this table.

Loan participations and the sale of loans to QSPEs that issue off-balance sheet asset-backed securities and bank debt represent the transfer of notes receivable, by sale, to “participating” lenders or QSPEs. The Company receives consideration from the transfer of notes receivable through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140.

The transfers that do not meet the criteria established by SFAS 140 are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At December 31, 2007 and 2006, secured borrowings totaled $47,360,000 and $35,726,000, respectively. Of such amounts at December 31, 2007 and 2006, secured borrowings on related party loans totaled $5,214,000 and $2,681,000, respectively. Recourse on these loans is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from the Company against liquidation proceeds in the amount of regular loan payments.

The following provides details concerning notes receivable sold as of December 31, 2007 and 2006. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, nor obligate, the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

	December 31,
	2007	2006
Securitizations	$128,711	$167,870
Participations	232,144	150,405
Off-balance sheet warehouse facility	181,093	—
Participations on related party loans	14,572	3,177

Notes receivable sold	$556,520	$321,452

When the Company sells notes receivable, it generally retains interest income and servicing income. Gains or losses on sales of the notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer.

The Company is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance on loan participations. In those instances when annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. BCC’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a pro- rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

The Company is typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding transferred loan balances on loans to QSPEs that qualify for true sale. Additionally, the Company often retains interest income. The Company’s right to interest income is subordinate to the investor and lender’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

When the Company sells loans to a QSPE an interest receivable is retained. The fair value of the difference between the loans sold and the securities issued to accredited investors, and the fair value of interest receivable is recorded as securities. A history of loans securitized follows:

	Apr 2003	Nov 2003	Jun 2004	Mar 2005	Dec 2005	Jul 2006
Loans sold initially	$15,825	$23,526	$24,832	$40,993	$64,111	$65,433
Asset-backed securities issued	13,350	18,500	20,000	32,000	51,500	52,346
Securities retained at December 31, 2007:
Interest-only strip receivables	$80	$108	$987	$1,810	$2,995	$3,227
Over-collateralization interests	849	1,030	1,725	3,967	6,115	10,575
Cash reserves	125	125	125	125	175	175

Total	$1,054	$1,263	$2,837	$5,902	$9,285	$13,977

Securities retained at December 31, 2006	$2,307	$3,511	$3,612	$9,339	$14,891	$16,660

Servicing income, year ended:
December 31, 2007	$3	$4	$5	$30	$45	$59
December 31, 2006	6	8	8	36	61	28

In March 2007, the Company initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to the Company. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Securitization Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. During 2007, Brooke Acceptance Company 2007-1, LLC was replaced with Brooke Master Trust, LLC. The restated receivables financing agreement between Fifth Third Bank and Brooke Acceptance Company 2007-1, LLC was terminated and replaced by a Note Purchase Agreement under which Fifth Third Bank purchases notes from the Master Trust up to a maximum principal amount of $150,000,000. The transfer qualifies for true sale treatment under SFAS 140. As of December 31, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust, LLC totaled $181,093,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or fair value of retained residual assets, was recorded on the Company’s books as a security with a balance of $53,445,000 on December 31, 2007. This retained security was comprised of retained interest-only strip receivable totaling $18,937,000 and retained over-collateralization interests in the special purpose entity totaling $34,508,000. The Company received servicing income as sub-servicer of the facility of $150,000 for the year ended December 31, 2007. The facility contains the following financial covenants: minimum stockholders’ equity of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances.

The table below summarizes certain cash flows received from and paid to QSPEs in connection with the Company’s off-balance sheet securitizations and credit facilities:

	Years Ended December 31,
	2007	2006	2005
Proceeds from new loan sales to QSPEs*	$145,059	$52,346	$74,508
Proceeds reinvested in QSPEs (retained equity interest)**	36,026	13,087	30,596
Servicing fees received	296	147	68
Other cash flows received on retained interests***	17,482	8,982	2,032
Proceeds from collections reinvested in (revolving-period) securitizations	3,557	—	—

*	This amount represents total loans sold by the Company to QSPEs in connection with off-balance sheet securitizations and credit facilities.
**	This amount represents the Company’s retained equity interest in the securitization or credit facility QSPEs.
***	This amount represents total cash flows received from retained interests by BCC other than servicing fees. Other cash flows include cash flows from interest-only strip receivables and cash above the minimum required level in cash collateral accounts.

At December 31, 2007 and 2006, the Company had transferred assets with balances, including related party loans, totaling $556,520,000 and $321,452,000, respectively. Asset transfers resulted in pretax gains for the years ended December 31, 2007, 2006 and 2005 of $14,410,000, $7,409,000 and $7,459,000, respectively, before consideration of related securitization fees. The pretax gains include related party gains of $31,000, losses of $13,000 and gains of $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The fair value of retained interest-only strip receivables is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. The fair value of the retained interest-only strip receivables is also reduced by the amount of estimated credit losses on loans sold in QSPEs that qualify as true sales, which are calculated using the estimated credit loss percentage noted in a following table. At December 31, 2007 and 2006, the fair value of retained interest-only strip receivables recorded by the Company was $35,915,000 and $16,605,000, respectively. Of the total at December 31, 2007, $7,771,000 was included in interest-only strip receivables on the balance sheet and $28,144,000 was included in securities.

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

	December 31, 2007		December 31, 2006
	Servicing Asset	Servicing Liability	Servicing Asset	Servicing Liability
Carrying amount, beginning of year	$4,512	$24	$2,650	$34
Additions:
Servicing obligations that result from transfer of financial assets	3,546	—	5,491	—
Subtractions:
Disposals	(703)	—	(2,878)	—
Accumulated amortization	(1,330)	(8)	(751)	(10)

Carrying amount, end of year	6,025	16	4,512	24
Pertaining to related party loans sold	59	28	52	50

Total amount, end of year	$6,084	$44	$4,564	$74

Fair value as of: Beginning of year	$5,176	$24	$3,077	$34
End of year	6,870	16	5,176	24

The dominant risk characteristics of the underlying loans of the Company’s retained interest-only strip receivables and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects. Accordingly, the same key economic assumptions have been used when determining the fair value of retained interest and servicing assets for all loans. No valuation allowance has been established because the fair value for the adjustable-rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value. Impairment of retained interests and servicing assets are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books, no impairment has occurred. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, the Company writes the asset to the new discounted revenue stream. During 2007 and 2006, the securitized pools of loans experienced increases in the prepayment rate and, as a result, management determined that “other than temporary” impairments occurred. The Company recorded impairment losses related to the prepayment rate of $778,000, $329,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

For the year ended December 31, 2007, the Company’s loan portfolio experienced an annualized prepayment rate of 12.9%, which was higher than management’s assumption for both fixed and variable rate loans. Management believes that the majority of this increase during 2007 was directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. However, the assumed prepayment rate was increased to 12% in the fourth quarter of 2007 for both fixed and variable rate loans, from 8% and 10%, respectively, previously to reflect higher expected prepayment rates as the portfolio continues to season. The prepayment assumption is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, management believes the revised average annual rate assumption is appropriate. Shorter term swings in prepayment rates typically occur because of cycles within a marketplace, such a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

At December 31, 2007, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year follow (rates per annum):

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed**	12%
Weighted average life (in months)	138
Expected credit losses	0.5%
Discount rate*	11%

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.
**	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions follow:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate):**	12%
Impact on fair value of 10% adverse change	$(1,304)
Impact on fair value of 20% adverse change	(2,771)

Expected credit losses (annual rate):	0.5%
Impact on fair value of 10% adverse change	$(377)
Impact on fair value of 20% adverse change	(753)

Discount rate (annual):*	11%
Impact on fair value of 10% adverse change	$(1,265)
Impact on fair value of 20% adverse change	(2,467)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.
**	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $541,948,000 which excludes related party loans of $14,572,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to QSPEs.

The calculations exclude the retained interest-only strip receivables and servicing assets on related party loans sold. The interest-only strip receivables on related party loans sold were $23,000. The servicing assets on related party loans sold were $59,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$11,113	$10,667
Servicing expense	(1,980)	(1,894)
Discount of estimated cash flows at 11.00% rate	(3,213)	(3,059)

Carrying value of servicing asset after effect of increases	5,920	5,714
Carrying value of servicing asset before effect of increases	6,025	6,025

Decrease of carrying value due to increase in prepayments	$(105)	$(311)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$53,686	$51,226
Estimated credit losses	(5,042)	(4,806)
Discount of estimated cash flows at 11.00% rate	(13,950)	(12,987)

Carrying value of retained interests after effect of increases	34,694	33,433
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in prepayments	$(1,199)	$(2,460)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$56,102	$56,102
Estimated credit losses	(5,825)	(6,354)
Discount of estimated cash flows at 11.00% rate	(14,761)	(14,608)

Carrying value of retained interests after effect of increases	35,516	35,140
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in credit losses	$(377)	$(753)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$11,361	$11,361
Servicing expense	(2,035)	(2,035)
Discount of estimated cash flows	(3,480)	(3,682)

Carrying value of servicing asset after effect of increases	5,846	5,644
Carrying value of servicing asset before effect of increases	6,025	6,025

Decrease of carrying value due to increase in discount rate	$(179)	$(381)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$56,102	$56,102
Estimated credit losses	(5,296)	(5,296)
Discount of estimated cash flows	(15,999)	(16,999)

Carrying value of retained interests after effect of increases	34,807	33,807
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in discount rate	$(1,086)	$(2,086)

The following illustrates the disclosure of static pool credit losses to the Company for loans sold in securitizations. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that portfolio loan growth does not distort or minimize actual loss rates. Static pool losses are calculated by summing the actual (cumulative) and projected credit losses (as of the end of each reported period) divided by the original balance of each pool of assets.

	Securitized Loans Sold in
Actual Credit Loss Percentages at Year End	2007*	2006	2005
2007	0.00%	1.41%	2.21%
2006		1.95%	1.83%
2005			2.07%

*	There were no loans sold in securitizations in 2007.

The following table presents quantitative information about the loan portfolio, including balances, delinquencies and net credit losses. The related parties’ balances are excluded from the table below as is the reserve for credit loss of $1,655,000 and $0 at December 31, 2007 and 2006, respectively. At and for these same periods, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. Notes 9 and 10 provide further discussion of the related party notes.

	Total Loan Principal December 31,		Principal Amounts 60 or More Days Past Due* December 31,		Net Credit Losses*** Years Ended December 31,
	2007	2006	2007	2006	2007	2006
Loan portfolio consists of:
Loans on balance sheet	$116,091	$82,961	$13,301	$1,931	$238	$168
Loans on balance sheet held in bankruptcy-remote warehouses	20,207	82,042	—	—	—	—
Off-balance sheet warehouse facility**	181,093	—	—	—	46	—
Loans participated****	232,144	150,405	7,343	360	—	—
Loans securitized	128,711	167,870	1,898	—	1,301	357

Total loans managed	$678,246	$483,278	$22,542	$2,291	$1,585	$525

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than being charged to credit loss expense.
***	The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies. These losses exclude changes in the loan loss reserve.
****	Loans participated represent true sale loan participations.

4. Bank Loans and Other Long-Term Obligations

	December 31,
	2007	2006
DZ Bank AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available increased from $80,000,000 to $150,000,000 in September 2007. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was 6.99% at December 31, 2007, with interest due monthly.	$14,023	$—

Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit was extended to August 2008. Interest rate is variable and was 7.25% at December 31, 2007, with interest and principal due monthly.	3,989	2,605

Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars) . Collateralized by notes receivable. Line of credit extended to June 2008. Interest rate is variable and was 7.00% at December 31, 2007, with interest due monthly.	8,967	8,329

Fifth Third Bank line of credit. Maximum line of credit available of $85,000,000. Collateralized by notes receivable. Line of credit due September 2009. The loan was paid in full on March 30, 2007.	—	68,233

Home Federal Savings and Loan Association of Nebraska line of credit. Maximum line of credit available of $7,500,000. Collateralized by cash flows of securities and other assets. Line of credit due November 2009. Interest rate is variable and was 8.50% at December 31, 2007, with interest and principal due monthly.	6,353	7,477

Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rate on the notes is 10.00% and they mature in January and February 2009.	4,788	10,606

Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,428,000. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,572	42,304

Total bank loans and notes payable	80,692	139,554
Less: Current maturities and short-term debt	(44,604)	(96,660)

Total long-term debt	$36,088	$42,894

The Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note and the Home Federal Savings and Loan Association of Nebraska line of credit were repaid with $41 million of proceeds from a credit agreement entered into in March 2008. The remainder of the required funds to refinance both obligations, $8.0 million, was raised from short-term participation agreements. In addition, of the $41 million issued under the credit agreement, the Company has an obligation to repurchase $6.5 million of the credit agreement by year end 2008. As a result, $14.5 million of the existing long-term debt obligations were reclassified as current maturities at December 31, 2007.

The note payable to DZ Bank AG Deutsche Zentral-Genossenschaftsbank contains certain financial covenants within the credit and security agreement, which include requiring the Company to: (a) maintain a minimum stockholders’ equity of (i) $6,000,000, plus (ii) 75% of cumulative positive consolidated net income for all fiscal quarters (after adjustments for distributions to its stockholders, and excluding any fiscal quarter for which consolidated net income was negative), plus (iii) 75% of all equity and subordinated debt issued or incurred by the Company or its subsidiaries and (b) maintain, as of the end of each fiscal quarter, a positive consolidated net income for the four fiscal quarter periods then ended. Under the credit and security agreement, Brooke Corporation is also subject to certain minimum stockholders’ equity requirements.

The note payable to Valley View Bank contains a covenant to maintain a minimum stockholders’ equity of $6,100,000.

The note payable to Fifth Third Bank, Canadian Branch, contains a covenant to maintain a minimum stockholders’ equity of $35,000,000.

The note payable to Home Federal Savings and Loan Association of Nebraska contains a covenant to maintain a minimum stockholders’ equity of $40,000,000. The Company repurchased the note in March 2008.

In November 2006, the Company closed a private placement debt offering provided by Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC consisting of $45,000,000 in 12% per annum fixed-rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. The number of these warrants and those regarding the Morgan Joseph & Co. warrants below has been adjusted to reflect the recapitalization associated with the Oakmont merger. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by the Company, and the remainder of proceeds were used to fund the Company’s growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance totaled $4,646,000. These costs were deferred and are being amortized using the effective interest method over the life of the notes. This includes 263,556 warrants issued to the placement agent, Morgan Joseph & Co. Inc., or $900,000 worth of common stock. The total amount of amortization resulting from debt issuance costs for the year December 31, 2007 was $338,000. The maturity date of the privately placed notes is April 30, 2013. No principal payments are required until maturity. The notes are collateralized by a lien on substantially all of the Company’s assets, including accounts, general intangibles and instruments, but are not collateralized by loans sold to warehouse QSPEs and membership interest of certain QSPEs. In addition, the secured parties have agreed to release their interest in loans sold to participating lenders and securitization QSPEs.

The Company is permitted to prepay the notes, in whole or in part, any time after November 1, 2009; however, a prepayment premium applies: between November 1, 2009 and October 31, 2010 — 6%, between November 1, 2010 and October 31, 2011 — 3%, and after October 31, 2011 — 0%. A change of control event could cause the note holders to require the Company to prepay the notes in part or in full. Certain of the mandatory repurchase events are outside the control of the Company. The Company repurchased the notes in March 2008. See Note 16 for more information.

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

In conjunction with this financing, the Company issued warrants to the noteholders to acquire 1,014,673 shares of the Company’s common stock for a nominal exercise price ($0.01), subject to anti-dilution adjustments. These warrants were exercisable immediately and expire October 31, 2014, eight years from the date of the debt offering closing. The noteholder warrants contain an automatic cashless exercise provision if, at the expiration date, there are amounts unexercised. Neither the noteholder warrants nor the shares issuable upon exercise of the noteholder warrants have been registered pursuant to the Securities Act of 1933. The noteholder warrants do contain piggyback registration rights and demand registration rights in certain circumstances. Six months after a qualifying initial public offering (which is defined as a public offering of shares of the company from which aggregate gross proceeds from such offering and prior public offerings equals or exceeds $50,000,000 and the shares are listed on either the New York Stock Exchange or NASDAQ), the holders of at least 50% of all warrants or warrant shares can demand registration that could require the Company to use its best efforts to effect a registration. However, in the event an effective registration is not obtained, the agreements do not contain a specific provision requiring cash settlement of the warrants or warrant shares. The private placement agreements were amended in July 2007. The Amendment, among other things, stated that the Oakmont merger was considered a qualifying initial public offering with respect to demand registration rights.

In accordance with SFAS 150, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the years ended December 31, 2007 and 2006 was $267,000 and $41,000, respectively. At December 31, 2007 and 2006, the carrying value of the discount was $2,428,000 and $2,695,000, respectively.

In conjunction with this financing, the Company issued warrants to the placement agent, Morgan Joseph & Co. Inc., to acquire 263,556 shares of the offering, or $900,000 worth of common stock, for a nominal exercise price ($0.01), subject to anti-dilution adjustments. The valuation model discussed above was used to determine the number of warrant shares issuable to the placement agent to affect the $900,000 (2% of debt offering) value owed to the placement agent. These warrants were exercisable immediately and expire October 31, 2011, five years from the date of the debt offering closing. The placement agent warrants are not within the scope of SFAS 150, but do qualify for the scope exception in paragraph 11 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and do qualify for equity treatment under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As mentioned above, the placement agent warrants are a direct issuance cost and are deferred as such and amortized over the life of the notes.

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

Total balances of the Company’s bank lines of credit collateralized by notes receivable were $26,979,000 and $79,167,000 as of December 31, 2007 and 2006, respectively. These balances were collateralized by notes receivable totaling $37,421,000 and $95,246,000 as of December 31, 2007 and 2006, respectively.

The other bank loans and other long-term obligations do not contain covenants that require the Company to maintain minimum financial ratios or net worth, restrict the Company’s ability to buy or sell assets, restrict the Company’s ability to incur additional debt, nor include any subjective acceleration clauses.

Interest expense incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2007, 2006 and 2005 was $6,677,000, $3,919,000 and $1,288,000, respectively. Interest incurred on the lines of credit is classified as other operating interest expense as discussed in Note 1.

Leases and Debt Maturities

The Company moved into new office space in January 2008 and entered into an operating lease that expires March 31, 2013, with an option to renew for five years. The future scheduled maturities of debt and annual rental commitments under the non-cancellable operating lease follow:

Year	Total Debt	Operating Lease
2008	$44,604	$152
2009	840	206
2010	—	211
2011	—	215
2012	—	220
2013 and thereafter	35,248	55

Total	$80,692	$1,059

5. Income Taxes

Income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. These elements of income tax expense follow:

	Years Ended December 31,
	2007	2006	2005
Current	$2,530	$782	$3,738
Deferred	1,360	3,499	—

Income tax expense	$3,890	$4,281	$3,738

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate follows:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory tax rate	35%	35%	35%
State statutory tax rate	4%	4%	4%
Miscellaneous	-1%	-1%	-1%

Effective tax rate	38%	38%	38%

	December 31,
	2007	2006
Deferred tax liability, beginning of year	$8,881	$247
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	1,929	162
Accumulated other comprehensive income (loss) on currency exchange	99	(68)
Gain on sale of notes receivable	3,651	8,540
Executive equity compensation	(826)	—
Impairment losses	(2,163)	—
Loan losses	(629)	—
Other	(32)	—

Deferred tax liability, end of year	$10,910	$8,881

Current deferred tax asset	$(4,126)	$—
Deferred tax liability: Current	—	1,196
Long-term	15,036	7,685

Net deferred tax liability	$10,910	$8,881

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

6. Share-Based Compensation

Statement of Financial Accounting Standards No. 123R (Revised), “Share-Based Payments,” requires the Company to measure the cost of equity classified share-based compensation awards at the grant date fair value in exchange for employee services rendered. All nonvested stock awards’ fair value is determined on the date of grant and recorded as compensation expense over the attribution period, which is generally the vesting period.

The 2007 Brooke Credit Corporation Equity Incentive Plans granted shares of post merger restricted common stock to certain of the Company’s officers as shown below.

	Grant Date	Grant Date Fair Value Per Share	Shares Granted and Outstanding	Vesting Period	Remaining Shares Available for Issuance
Plan-A — adopted July 16, 2007	7-16-07	$5.73	1,187	2008 through 2010	—
Plan-B — adopted July 18, 2007	11-5-07	5.11	126	2009 through 2011	374

The grant date fair value was based on the closing market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period. The grant date fair value of nonvested shares is recorded to expense on a straight-line basis over the vesting period. The related compensation cost was $2,174,000, before a deferred tax benefit of $827,000, for the year ended December 31, 2007. As of December 31, 2007, the total remaining unrecognized compensation cost related to the unvested stock options of $5,271,000 will be expensed as follows: $2,482,000 in 2008, $2,482,000 in 2009 and $307,000 in 2010.

7. Employee Benefit Plans

Through 2007, the Company participated in Brooke Corporation’s defined contribution retirement plan covering substantially all employees. Employees were able to contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company provided a 50% matching contribution up to a maximum contribution for every dollar an employee contributed, up to a maximum contribution per individual of $3,000 for the plan year. Employer contributions of $34,000, $0 and $0 were charged to expense for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Risk Concentrations

BCC had the following risk concentrations at December 31, 2007:

•	The Company maintains cash balances at several banks. Even so, BCC had account balances of $2,556,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

•	Approximately 51% of the Company’s loans were to Brooke Capital franchisees. Brooke Capital is the sole collateral preservation provider for these loans.

•

BCC, through its QSPE subsidiaries, had $145,438,000 in off-balance sheet debt outstanding to Fifth Third Bank, equaling 47% of the total assets then sold through QSPEs. The Company had an additional $8,967,000 of on-balance sheet debt outstanding to Fifth Third Bank. BCC also sold asset-backed securities totaling $58,153,000 to one financial institution, equaling 19% of the total assets then sold through QSPEs. BCC sold participation interests in loans totaling $104,678,000 to two financial institutions, equaling 36% of the participation interests then sold.

•	Approximately 27% of the total loans (both on and off-balance sheet) were located in Florida.

•	Loans to the four largest obligors comprised 13% of the total loan portfolio excluding related party loans.

9. Transactions with Brooke Corporation

Prior to January 2008, the Company relied on Brooke Corporation to provide facilities, administrative support, cash management and legal services. The total amount paid to Brooke Corporation for these shared services was $2,250,000, $1,800,000 and $1,800,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Starting in the first quarter of 2008, the Company will purchase fewer such services from Brooke Corporation and therefore pay lower fees.

From time to time, Brooke Corporation may guarantee contractual performance of the Company in the ordinary course of business including certain of the Company’s obligations to DZ Bank AG Deutsche Zentral- Genossenschaftsbank, Fifth Third Bank, securitization investors and Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC.

The Company made the following loans to Brooke Corporation.

	Loans Made to Brooke Corporation
	Nov 2005	Nov 2006	Jan 2007	Jun 2007	Aug 2007
Initial loan balance	$5,000	$7,500	$9,500	$11,500	$4,000
Balance outstanding at December 31, 2007:
Sold to unaffiliated lenders without recourse	$—	$—	$—	$11,500	$—
Retained by BCC or sold with recourse:
Principal	$—	$6,502	$—	$—	$—
Interest receivable	—	29	—	102	—

Total	$—	$6,531	$—	$102	$—

Date loan was paid in full	Nov 15, ’07	—	Jun ’07	—	Sep 30, ’07
Interest rate	var - 150bp over Prime	var - 350bp over Prime	10.00%	10.00%	12.25%
Maturity	Nov 15, ’07	Apr 15, ’13	Dec 4, ’07	Mar 15, ’08	Sep 30, ’07

Interest received from Brooke Corporation loans, net of participation interest paid, was $887,000 and $286,000 for the years ended December 31, 2007 and 2006, respectively.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed in Note 5, the Company paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts in future years. Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At December 31, 2007 and 2006, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from the above arrangement was $4,303,000 and $5,223,000, respectively.

Effective with the Oakmont merger, BCC began filing separate tax returns and paying the taxing authorities directly. See Note 5 for further discussion.

The amounts due to and due from Brooke Corporation were netted, and recorded as a Brooke Corporation receivable or payable, accordingly. In addition, the amount payable to Brooke Corporation for current income taxes payable at year end 2006 was reported as income tax payable on the consolidated balance sheet.

	December 31,
	2007	2006
Notes and interest receivable	$18,133	$9,775
Less: Loans sold without recourse to unaffiliated lenders	(11,500)	(1,497)

Net receivable retained by BCC	6,633	8,278
Other amounts receivable	4,303	5,223

Receivable from Brooke Corporation	$10,936	$13,501

Current income tax payable to Brooke Corporation	$—	$782

10. Related Party Information

Approximately 51% of the Company’s borrowers are retail insurance agents and agencies that are franchisees of Brooke Capital. These franchisees may have one or more of the following contractual relationships with Brooke Capital or one of its affiliates:

•

Franchise Agreement. Pursuant to this agreement, Brooke Capital provides a business model, use of a registered trade name, access to suppliers, and a license for an internet-based management system. In exchange for these services, Brooke Capital charges an initial franchise fee. Brooke Capital also charges an ongoing fee that currently is generally 10% of the franchisee’s revenues.

•

Buyers Assistance Plan. Pursuant to this agreement, Brooke Capital assists its franchisees in the acquisition and conversion of businesses into franchises. The services provided under the buyers’ assistance plan include pre-closing inspections and reports.

•

Service Center Agreement. Pursuant to this agreement, Brooke Capital receives additional fees in the form of an additional share of franchisees’ commissions in payment for a franchisee’s optional use of a Brooke Capital service center. At such centers, a franchisee shares with other franchisees use of office space and such services as the services of customer service representatives.

•

Office Rent Agreement. Brooke Investment, Inc., a related party to BCC, may lease office facilities for its franchisees and will license such facilities to the franchisee for use in the operation of their businesses. In such instances, the franchisee is obligated to pay Brooke Investment rent and other facilities related costs.

•

Agreement for Sale of Agency Assets. Pursuant to this agreement, Brooke Capital sells agency assets to a person or entity that has agreed to become a franchisee. The purchase price and terms of such transactions vary depending on the type, size, and location of the business as well as other factors. Although generally such transactions involve the sale of assets, infrequently businesses will be sold through the sale of stock.

•

Deferred Payment Agreement. Pursuant to this agreement, Brooke Capital provides commission advances to pay for marketing, training, operational and other expenses, and defers certain amounts owed by the franchisee to Brooke Capital. In exchange, the franchisee agrees to implement a marketing plan, training plan and other plans mutually agreed upon.

•

Financial Guaranty Policy. Borrowers of BCC, including franchisees of Brooke Capital, may be charged a fee for a financial guaranty policy purchased from DB Indemnity, LTD, a Bermuda captive insurance company affiliated with BCC.

•

Errors and Omissions Coverage. Brooke Capital’s franchisees obtain their professional liability coverage through companies affiliated with BCC. Primary coverage is obtained through CJD & Associates, LLC (“CJD”), a wholly owned subsidiary of Brooke Corporation and a related party to BCC, for which franchisees pay fees and commissions. DB Group, LTD, a Bermuda captive insurance company affiliated with BCC, issues excess professional liability coverage that is utilized and paid for by Brooke Capital’s franchisees.

Expenditures related to the collateral preservation agreements and financial guaranty policies with the related companies noted above are detailed below.

	Fees Paid by BCC Years Ended December 31,			Payable by BCC December 31,
	2007	2006	2005	2007	2006
Collateral Preservation Agreements:
Brooke Capital Corporation	$2,535	$2,114	$727	$192	$153
CJD & Associates, LLC	—	1,336	100	—	400
Brooke Capital Advisors, Inc.	1,887	147	—	258	147
Financial Guaranty Policies:
DB Indemnity premiums	2,714	2,245	960	34	251
Coverage under these policies	257,041	139,262	64,018

In connection with retail insurance agency loans originated, beginning in 2004, the Company entered into Collateral Preservation Agreements with Brooke Capital. Under these agreements, Brooke Capital provides the Company with collateral preservation services and assistance with loss mitigation of distressed franchise loans. Brooke Capital is compensated by upfront and ongoing fees paid by the Company.

In connection with funeral home and managing general agency loans originated, beginning in 2005, the Company entered into Collateral Preservation Agreements with CJD. Under these agreements, CJD provided the Company with collateral preservation services and assistance with loss mitigation of distressed loans. CJD and was compensated by upfront and ongoing fees paid by the Company. Commencing in December 2006, in connection with managing general agency loans the Company originated, the Company entered into Collateral Preservation Agreements with Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), a wholly owned subsidiary of Brooke Capital Corporation, (formerly First American Capital Corporation) a public company of which Brooke Corporation owned approximately 81% as of December 31, 2007. Beginning in 2007, collateral preservation activities performed by CJD were transferred to Brooke Capital Advisors. Under this Agreement, Brooke Capital Advisors provides the Company with collateral preservation services and assistance with loss mitigation of distressed loans. Brooke Capital Advisors is compensated by upfront and ongoing fees paid by BCC. Brooke Capital Advisors also receives ongoing fees for collateral preservation services they provide for loans sold to BCC’s off-balance warehouse facility. These fees totaled $336,000 for 2007.

In conjunction with loan closings and participation transactions, the Company may purchase financial guaranty policies, which are policies that help protect the participating lenders against credit losses. The policies are purchased through CJD and are issued by DB Indemnity. DB Indemnity is a captive insurance subsidiary of Brooke Brokerage. At December 31, 2007 and 2006, the prepaid insurance expense asset for amounts paid for financial guaranty policies purchased was $2,725,000 and $841,000, respectively. Beginning in the fourth quarter of 2006, the premium amounts are refundable from DB Indemnity to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is sold as part of an asset-backed securitization. The amount receivable from DB Indemnity for cancelled policies at December 31, 2007 and 2006 was $7,000 and $21,000, respectively. Brooke Brokerage Corporation directly owns 100% of CJD.

The Company had receivables from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, of $984,000 and $463,000 at December 31, 2007 and 2006, respectively, as a result of the timing of certain securitized loan payments. Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by Brooke Capital’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or Brooke Capital as part of an arrangement to preserve collateral on behalf of the Company, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or Brooke Capital for performance of any obligations to agents associated with all such franchise agreements. In addition, the Company recorded a $1,983,000 receivable as of December 31, 2007, associated with a loan funding transfer that was subsequently cleared in the following month.

Related party notes receivable, interest receivable and total loss exposure associated with the notes receivable consisted of the following:

	December 31,
	2007	2006
Brooke Corporation. Various notes receivable with interest rates ranging from 10.00% to 10.75%. Maturities range from March 2008 to April 2013.	$18,002	$9,724
Less: Brooke Corporation loans sold	(15,950)	(1,490)
Brooke Capital Corporation. Single note receivable with an interest rate of 10.75% and a maturity of September 2015.	1,022	1,099
Less: Brooke Capital Corporation loans sold	(1,022)	(1,099)
Brooke Investments, Inc. Various notes receivable with interest rates ranging from 10.75% to 11.25%. Maturities range from October 2011 to January 2021.	1,891	2,030
Less: Brooke Investments, Inc. loans sold	(1,602)	(1,714)
CJD & Associates, LLC. Single note receivable with an interest rate of 8.75% and a maturity of November 2010.	1,213	1,556
Less: CJD & Associates, LLC loans sold	(1,212)	(1,555)
Plus: Related party loan participations not classified as a true sale	5,214	2,681

Total related party notes receivable, net	7,556	11,232
Interest earned not collected on related party notes*	194	75

Total related party notes and interest receivable, net	$7,750	$11,307

*	The Company has a corresponding liability for interest payable to participating lenders of related party notes in the amounts of $65,000 and $28,000 at December 31, 2007 and 2006, respectively.

The Company received total interest of $2,341,000, $962,000 and $2,583,000 for the years ended December 31, 2007, 2006 and 2005, respectively, from related party notes receivable listed in the above table, of which $1,408,000, $585,000 and $1,013,000, respectively, was paid to participating lenders.

The Company has sold loans made to related parties that have increased (decreased) the gain on sale of notes receivable $31,000, ($13,000) and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan participations purchased by related parties and the corresponding interest payable consisted of the following:

	December 31,
	2007	2006
The DB Group, Ltd. Various loan participations with interest rates ranging from 10.00% to 11.00%. Repurchase requirements prior to January 2009.	$1,438	$1,079
DB Indemnity, Ltd. Various loan participations with interest rates ranging from 11.25% to 11.50%. Repurchase requirements prior to January 2009.	5,904	4,266

Total related party loan participations	7,342	5,345
Interest payable to related party loan participations	72	61

Total related party loan participations and interest payable	$7,414	$5,406

The Company paid $566,000, $327,000 and $213,000 to related party participating lenders for participating interest for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company maintains an unrestricted cash bank account with Brooke Savings Bank, a wholly owned subsidiary of Brooke Bankshares which is privately held by Brooke Corporation. The bank balance was $1,060,000 and $0 as of December 31, 2007 and 2006, respectively.

Michael S. Lowry, President and Chief Executive Officer of the Company, is a co-member of First Financial Group, LC. Kyle L. Garst, Chairman and Chief Executive Officer of Brooke Capital, is the sole manager and sole member of American Financial Group, LLC. In October 2001, First Financial Group, LC and American Financial Group, LLC each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, LLC of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001, and is scheduled to mature on January 1, 2014. At December 31, 2007, $88,000 of the principal balance of $283,000 was sold to unaffiliated lenders, leaving the Company with a loss exposure of $195,000. First Financial Group, LC and American Financial Group, LLC each sold its ownership interest in The Wallace Agency back to The Wallace Agency, LLC in March 2007.

During 2007, BCC entered into a $271,000 agency acquisition loan with a borrower advised by Post Rock Advisors. Shawn T. Lowry, a principal of Post Rock Advisors, is Michael S. Lowry’s brother. The borrower paid Post Rock Advisors a fee of 5% of the agency purchase price which was paid with loan proceeds.

11. Intangible Assets

There were no intangible assets with indefinite useful lives at December 31, 2007 and 2006. The intangible assets with definite useful lives follow:

	Intangible Assets December 31,		Amortization Expense Years Ended December 31,
	2007	2006	2007	2006	2005
Servicing asset	$6,084	$4,564
Contract database and capitalized software costs	187	196

Total	$6,271	$4,760	$1,466	$876	$1,120

Amortization expense for intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,422,000, $1,142,000, $948,000, $774,000 and $613,000, respectively.

12. Foreign Currency Translation

In March 2005, the Company formed a New Brunswick, Canada subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10,000,000 (Canadian dollars) line of credit was established with the Canadian Branch of Fifth Third Bank, as disclosed in Note 4. The current operation of Brooke Canada Funding, Inc. consists of the funding of loans in Canada for the Company.

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment included in accumulated other comprehensive income within stockholders’ equity as detailed below.

	Years Ended December 31,
	2007	2006	2005
Gross translation adjustment	$300	$179	$—
Deferred taxes on the above	(100)	(68)	—

Net impact on accumulated other comprehensive income	$200	$111	$—

13. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. BCC will implement this standard in 2008 and management believes it will not have a material affect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. This standard is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on the Company’s financial statements.

The FASB issued SFAS No. 141R (Revised), “Business Combinations,” in December 2007. This standard establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The Company will implement this standard for business combinations in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This standard requires (a) the noncontrolling ownership interests be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) net income attributable to the parent and to the noncontrolling interest be clearly identified on the face of the statement of income; (c) changes in a parent’s ownership interest be accounted for consistently; (d) upon deconsolidation of a subsidiary, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will implement this standard in 2009 if applicable, although management believes that it currently is not applicable to BCC.

14. Contingencies

The Company has, from time to time, been party to claims and lawsuits that are incidental to its business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, BCC believes that the amount, if any, that it is required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on its consolidated results of operations or financial position.

Although BCC is not directly engaged in the franchising and insurance industries, it loans to businesses within these two highly litigious industries and obtains services from a franchisor. As a result of its relationship with franchisors, it may have increased litigation exposure.

15. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
2007
Interest income, net	$7,545	$6,713	$5,370	$7,427
Credit loss	(1,178)	(1,197)	(148)	(671)

Interest income after credit loss	6,367	5,516	5,222	6,756
Gain (loss) on sale of notes receivable, net	(1,136)	3,607	4,282	6,921
Impairment losses	(5,517)	—	—	—
Other income	107	445	181	168

Total operating revenues	(179)	9,568	9,685	13,845
Total operating expenses	5,087	4,152	2,541	4,225

Income (loss) from operations	(5,266)	5,416	7,144	9,620
Interest expense	1,805	1,731	1,471	1,670

Income (loss) before income taxes	(7,071)	3,685	5,673	7,950
Income tax expense (benefit)	(2,687)	1,400	2,156	3,021

Net income (loss)	$(4,384)	$2,285	$3,517	$4,929

Earnings per share:
Basic	$(0.16)	$0.09	$0.13	$0.19
Diluted	(0.16)	0.08	0.13	0.19
Cash dividends per common share	$—	$—	$—	$—
Common stock price ranges:
High	$5.30	$5.81	$5.77	$5.66
Low	4.70	4.90	5.58	5.47
2006
Interest income, net	$6,262	$5,246	$4,382	$3,257
Credit loss	(275)	(69)	—	(181)

Interest income after credit loss	5,987	5,177	4,382	3,076
Gain on sale of notes receivable, net	1,067	2,771	1,009	473
Impairment losses	(329)	—	—	—
Other income	91	239	167	56

Total operating revenues	6,816	8,187	5,558	3,605
Total operating expenses	2,712	2,666	2,047	1,557

Income from operations	4,104	5,521	3,511	2,048
Interest expense	1,602	906	870	541

Income before income taxes	2,502	4,615	2,641	1,507
Income tax expense	951	1,754	1,003	573

Net income	$1,551	$2,861	$1,638	$934

Earnings per share:
Basic	$0.04	$0.12	$0.07	$0.04
Diluted	0.04	0.12	0.07	0.04
Cash dividends per common share	$—	$—	$—	$—
Common stock price ranges:
High	$5.49	$5.39	$5.55	$5.60
Low	5.35	5.27	5.38	5.23

16. Subsequent Events

New Credit Agreement

The Company entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, under an agreement dated March 7, 2008 (the “Credit Agreement”). The Credit Agreement was initially advanced for $41 million. The remainder of the facility is expected to be advanced by the end of March 2008. The Parties also entered into a Security Agreement and Pledge Agreement which gave the Bank a security interest covering substantially all of the Company’s assets including the Company’s rights to receive any payments from a majority of the Company’s subsidiaries, and further assigned to the Bank the Company’s membership in two of the Company’s subsidiaries and a cash collateral account to be funded over an 18 month period following the closing. This provides the Bank the right to receive any payments related to certain of the Company’s bank and other depository accounts.

Pursuant to the Credit Agreement, the Company will make principal payments in the minimum amount of $875,000 per month over the course of the Loan with the remaining outstanding balance (including any accrued and unpaid interest) due February 28, 2013. Interest on the Loan will accrue at the rate equal to the greater of: (a) 7.25% or (b) the sum of the prime rate as published in the Wall Street Journal and 1.75% per annum.

The Credit Agreement contains several affirmative financial covenants.

The Company and its consolidated subsidiaries must maintain at all times a Tangible Net Worth (as defined in the Credit Agreement): (i) during the first two calendar quarters of 2008, equal to at least $97,500,000; and (ii) at all times thereafter, equal to at least $100,000,000. The Company must also maintain, at all times, stockholders’ equity determined in accordance with generally accepted account principles equal to at least $110,000,000. The Credit Agreement requires that the Company maintain Net Loans (as defined in the Credit Agreement) in an amount not less than the lesser of: (a) the outstanding balance of the Loan and (b) $20,000,000.

The Credit Agreement contains representation and warranties, additional affirmative and negative covenants, and events of default customary for loans of this type. The Loan is subject to acceleration upon an event of default.

The funds of this Agreement were used, in part, to repurchase certain notes from Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Form 8-K, as amended by Form 8-KA, on February 14 and 15, 2008, respectively.

The Company and the Purchasers agreed to the following terms:

•	BCC will repurchase the notes at 103.733% of par, or $46,680,000, plus interest accrued to the date of closing;

•	The Company will use its commercially reasonable best efforts to register the shares underlying the related warrants of the Purchasers as soon as practicable; and

•	BCC and the Purchasers will mutually release each other from any and all claims, upon consummation of the transaction.

The senior notes that were repurchased carried a coupon interest rate of 12% while the term loan carries a coupon interest rate of Prime plus 1.75%, currently 7.75%, resulting in a significant expected future expense benefit. The refinancing will result in a first quarter 2008 pretax charge of $8.2 million, which is comprised of $1.7 million associated with a cash prepayment premium, $4.1 million associated with the non-cash realization of deferred financing costs associated with the refinanced debt, and $2.4 million associated with the non-cash discount recorded due to the warrants issued in connection with the refinanced debt.

The following provides pro forma debt and operating lease obligations as if the new financing had replaced the senior notes as of December 31, 2007:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Short-term borrowings (including interest)	$28,265	$28,265	$—	$—	$—
Long-term debt (including interest)	60,041	19,694	28,482	11,865	—
Operating lease	1,059	152	417	435	55

Total	$89,365	$48,111	$28,899	$12,300	$55

Corporate Name Change

The stockholders will be asked to approve changing the name of the Company from “Brooke Credit Corporation” to “Aleritas Capital Corp.” at their Annual Meeting on April 30, 2008. The Company seeks a brand that is more universal since it expects less of its originations will be derived from franchise loans and more from non-franchise loans.

Quantum Ventures of Michigan

On January 31, 2008, the Company entered into a Business Development and Finders Fee Agreement with Quantum Ventures of Michigan, LLC (“QVM”). This agreement was approved by the Company’s directors and Governance Committee and then subsequently by the full Board of Directors (except that all related parties were excused from voting). One of the principals of QVM is Michael C. Azar, a director of the Company, and the former President of Oakmont Acquisition Corp., which merged with Brooke Credit Corporation of Kansas on July 18, 2007. Pursuant to the agreement, the Company will pay QVM $120,000 per annum, plus a percentage fee (which varies for each potential acquisition) for its work in bringing about an acquisition by the Company of another business entity through means such as a stock or asset purchase, or by merger or consolidation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On September 28, 2007, the Audit Committee of the Company dismissed Freedman & Goldberg (“Freedman”) as the Company’s independent registered public accounting firm.

Freedman’s reports on the Company’s financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2006 and 2005 and the period ended September 28, 2007, there were no disagreements with Freedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Freedman, would have caused it to disclose the disagreement in its reports on the Company’s financial statements for such years.

During the years ended December 31, 2006 and 2005 and the period ended September 28, 2007, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Freedman provided the Company with a letter addressed to the Securities and Exchange Commission stating that Freedman agreed with the above statements. A copy of the letter was included in a Form 8-K filing.

Also on September 28, 2007, the Audit Committee engaged Summers, Spencer & Callison, CPAs, Chartered (“SS&C”) as the Company’s new independent registered public accounting firm. SS&C served as Brooke Corporation’s auditor for its two most recent fiscal years. In addition, SS&C served as the auditor for the former Brooke Credit Corporation until its merger with Oakmont Acquisition Corp. on July 18, 2007.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

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

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Internal Control over Financial Reporting

The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8.

Item 9B.	Other Information

None.

PART III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for April 30, 2008, will be filed pursuant to Regulation 14A no later than 120 days after December 31, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item with respect to the Company’s directors, code of ethics and compliance with Section 16(a) of the Exchange Act is included under the captions “Elections of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in BCC’s definitive proxy statement and is incorporated herein by reference. Information related to BCC’s executive officers is reflected in Part I of this Form 10-K and is incorporated herein by reference in partial response to this Item 10.

The Company has adopted a Code of Ethics that applies to directors, officers (including, among others, the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. BCC has posted its Code of Ethics on its website at www.aleritascapital.com. The Company will also post on this website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

Item 11.	Executive Compensation

The information called for by this item is contained in the Company’s definitive proxy statement in the sections entitled “Corporate Governance,” and “Executive Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is contained in the Company’s definitive proxy statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans - Excluding Securities Reflected in the First Column
Equity compensation plans:
Approved by security holders	—	$—	373,761
Not approved by security holders	—	—	—

Total	—	$—	373,761

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is contained in the Company’s definitive proxy statement in the sections entitled “Elections of Directors,” “Corporate Governance,” under the subtitles entitled “Certain Relationships and Related Transactions,” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is contained in the Company’s definitive proxy statement in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm,” under the subsection entitled “Fees of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed As Part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of Summers, Spencer & Callison, CPAs, Chartered appear in Part II Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

(3) List of Exhibits

Exhibits 2.7, 3.1, 3.2, 10.5.4, 12.1, 14, 21.1, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2008	BROOKE CREDIT CORPORATION

	By	/s/ MICHAEL S. LOWRY
Michael S. Lowry, President and Chief Executive Officer and Director

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Michael S. Lowry and Andrea F. Bielsker, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 11, 2008.

Signature	Capacity
/s/ MICHAEL S. LOWRY Michael S. Lowry	President and Chief Executive Officer and Director

/s/ ANDREA F. BIELSKER Andrea F. Bielsker	Chief Financial Officer and Treasurer

/s/ MITCHELL K. LEE Mitchell K. Lee	Vice President and Controller

/s/ BARBARA DAVISON Barbara Davison	Director

/s/ STUART I. GREENBAUM Stuart I. Greenbaum	Director

/s/ LINDSAY OLSEN Lindsay Olsen	Director

Brooke Credit Corporation

2007 Form 10-K Annual Report

Index to Exhibits

Exhibit	Document	Regulation S-K Item 601(b) Exhibit
2.7	Registration Rights Agreement, included as Exhibit C to the current statement on Form 8-K, as filed with the Commission on February 14, 2008 and as subsequently amended on February 15, 2008, and incorporated herein by reference	2
3.1	Amended and Restated Certificate of Incorporation of the Registrant, included as Annex B to the Definitive Proxy Statement of the Registrant filed with the Commission on July 10, 2007, and incorporated herein by reference	3
3.2	Amended and Restated Bylaws of the Registrant, included as Annex C to the Definitive Proxy Statement of the Registrant filed with the Commission on July 10, 2007, and incorporated herein by reference	3
10.5.4	Form of Restricted Shares Award Agreement under the 2007 Brooke Credit Corporation Equity Incentive Plan-A, included as Annex E to the Definitive Proxy Statement of the Registrant filed with the Commission on July 10, 2007, and incorporated herein by reference	10
12.1	Computation of Ratio of Earnings to Fixed Charges	12
14	Code of Ethics	14
21.1	Subsidiaries of the Company	21
23.1	Consent of Summers, Spencer & Callison, CPAs, Chartered	23
31.1	Certification of Michael S. Lowry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2	Certification of Andrea F. Bielsker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Michael S. Lowry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	32
32.2	Certification of Andrea F. Bielsker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

The above exhibits, except Exhibits 2.7, 3.1, 3.2 and 10.5.4, are filed herewith.

Exhibits 2.7, 3.1, 3.2, and 10.5.4 are not included in this form 10-K, but are on file with the Securities and Exchange Commission.