Form 10-Q
period 2008-03-31
Brooke Credit CORP
filed 2008-05-12
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51423

Brooke Credit Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2679740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7400 College Boulevard, Suite 250, Overland Park, Kansas 66210

(Address of principal executive offices including zip code)

800.732.4237

(Registrant’s telephone number, including area code)

Brooke Credit Corporation

(Former name, former address, former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 25,848,137 shares of $.01 par value common stock outstanding on April 30, 2008.

Aleritas Capital Corp.

Consolidated Financial Statements

March 31, 2008

Aleritas Capital Corp.

Form 10-Q

March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Aleritas Capital Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. For the purposes of this report, unless the context otherwise requires, all references herein to “Aleritas” and the “Company” shall mean Aleritas Capital Corp. and its subsidiaries. These Consolidated Financial Statements and footnote disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The results for the three months ended March 31, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Aleritas Capital Corp.

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$590	$1,570
Restricted cash	154	210
Notes and interest receivable, net	164,892	142,467
Other receivables	3,145	3,980
Securities available for sale	84,476	87,763
Interest-only strip receivable	7,845	7,771
Deferred tax asset	12,749	4,126
Income tax receivable	2,461	—

Total Current Assets	276,312	247,887

Other Assets
Deferred charges, net	2,051	5,199
Servicing asset, net	5,763	6,084
Amount due from Brooke Corporation	8,053	10,936
Prepaid expenses	2,874	2,828
Other assets, net	764	440

Total Other Assets	19,505	25,487

Total Assets	$295,817	$273,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,711	$8,853
Interest payable	1,841	1,845
Income tax payable	—	2,549
Payables under participation agreements	56,267	47,360
Short-term debt	60,525	27,569
Current maturities of long-term debt	14,455	17,035

Total Current Liabilities	166,799	105,211
Non-Current Liabilities
Long-term deferred tax liability	11,919	15,036
Servicing liability	37	44
Long-term debt less current maturities	26,795	36,088

Total Liabilities	205,550	156,379

Stockholders’ Equity
Common stock, $.01 par, 99,000,000 shares authorized,
25,849,137 and 25,849,137 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	258	258
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	84,321	83,701
Additional paid-in capital—warrants	3,254	3,254
Retained earnings	2,743	26,388
Accumulated other comprehensive income (loss)	(309)	3,394

Total Stockholders’ Equity	90,267	116,995

Total Liabilities and Stockholders’ Equity	$295,817	$273,374

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Interest income, net	$6,638	$7,427
Credit loss	(12,537)	(671)

Interest income after credit loss	(5,899)	6,756
Gain on sale of notes receivable, net	73	6,921
Impairment losses	(11,763)	—
Other income	147	168

Total Operating Revenues	(17,442)	13,845

Operating Expenses
Operating interest	762	1,665
Compensation	1,524	502
Depreciation and amortization	410	293
Collateral preservation	5,655	818
Other general and administrative	2,564	947

Total Operating Expenses	10,915	4,225

Income (Loss) from Operations	(28,357)	9,620

Other Expenses
Extinguishment of debt	8,210	—
Interest	1,571	1,670

Total Other Expenses	9,781	1,670

Income (Loss) before Income Taxes	(38,138)	7,950
Income tax expense (benefit)	(14,492)	3,021

Net Income (Loss)	$(23,646)	$4,929

Earnings per Share:
Basic	$(0.87)	$0.19

Diluted	$(0.87)	$0.19

Average Shares Outstanding (in thousands) :
Basic	25,849	24,536
Potential dilutive common shares	—	—

Diluted	25,849	24,536

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	5,650,000	$57	$44,033	$20,042	$298	$64,429

Equity issuance	111,523	1	(1)			—
Recapitalization:
Elimination of equity	(5,761,523)	(58)	(44,032)			(44,090)
Common shares issued	24,536,361	245	44,129			44,374
Consideration received as a result of the merger, net of expenditures of $4,705			38,311			38,311
Share-based compensation	1,312,776	13	2,161			2,174
Warrant liability conversion			2,354			2,354
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					2,896	2,896
Currency translation adjustment, net of income taxes					200	200
Net income				6,347		6,347

Total comprehensive income						9,443

Balance, December 31, 2007	25,849,137	$258	$86,955	$26,389	$3,394	$116,996

Share-based compensation	—	—	620			620
Comprehensive loss:
Interest-only strip receivable, change in fair market value, net of income taxes					(3,629)	(3,629)
Currency translation adjustment, net of income taxes					(74)	(74)
Net loss				(23,646)		(23,646)

Total comprehensive loss						(27,349)

Balance, March 31, 2008	25,849,137	$258	$87,575	$2,743	$(309)	$90,267

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income (loss)	$(23,646)	$4,929
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	410	293
Amortization of debt issuance costs	66	—
Extinguishment of debt	8,210	(63)
Change in puttable warrant obligation	—	118
Gain on sale of notes receivable	(73)	(7,121)
Credit loss	12,537	671
Impairment loss on securities	11,763	—
Equity incentive plan costs	621	—
(Increase) decrease in assets:
Notes and interest receivable, net	(34,961)	88,953
Other receivables	835	(5,473)
Other assets	(11,454)	1,758
Increase (decrease) in liabilities:
Accounts payable	24,858	699
Other liabilities	5,768	(4,090)

Net cash provided (used) by operating activities	(5,066)	80,674

Investing Activities
Cash payments for deferred charges	(3,291)	—
Cash payments for property, plant & equipment	(324)	—
Cash payments for securities	(12,252)	(21,941)

Net cash used by investing activities	(15,867)	(21,941)

Financing Activities
Capital contributions	—	—
Inflows from Brooke Corporation	6,401	1,784
Outflows to Brooke Corporation	(8,364)	—
Proceeds from short-term debt, net	32,956	—
Payments for debt issuance costs	(5,255)	—
Proceeds from long-term debt	41,250	22,213
Payments on long-term debt	(47,035)	(83,522)

Net cash provided (used) by financing activities	19,953	(59,525)

Cash and Cash Equivalents
Net decrease during each period	(980)	(792)
At beginning of year	1,570	4,358

At end of period	$590	$3,566

Supplemental Disclosures
Interest paid	$10,248	$10,881
Income taxes paid	—	—

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

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

In the opinion of the management of Brooke Credit Corporation, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007, and the changes in stockholders equity for the three months ended March 31, 2008. Aleritas operates in a single business segment, that of lending to locally-owned businesses that sell insurance. This includes lending to funeral homes where the sale of insurance is often an important, although not primary, part of their business. Certain prior year amounts have been reclassified to conform to the current year presentation.

(a) Organization

Aleritas Capital Corp. was incorporated under the laws of the State of Kansas on January 22, 1988, under the name Hess Monuments, Inc. Its name was changed to Brooke Management, Inc. in August 1990, then to Brooke Credit Corporation in July 1994. In July 2007 the Company merged with Oakmont Acquisition Corp. (“Oakmont”), a special purpose acquisition company (also known as a “blank check” company) that was originally incorporated in Delaware in July 2005. Subsequent to the merger, the Company is traded over-the-counter under the symbol “OTCBB: BRCR.OB” and is organized under the laws of the state of Delaware. In January 2008, the Company began conducting business under the trade name “Aleritas Capital Corp.” Shareholders have been asked to vote to officially change the name of the Company to Aleritas Capital Corp. at the next Shareholders meeting. Brooke Corporation, a Kansas corporation, whose stock is listed on the NASDAQ Stock Market under the symbol “BXXX”, was previously the sole owner of the Company and, subsequent to the merger, remains the largest stockholder owning approximately 62% of the Company.

The Company is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, the Company loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business. The Company’s lending programs feature the use of collateral preservation providers in the preservation of collateral and assistance with loss mitigation during the life of the originated loan. The collateral preservation providers, which include industry consultants and franchisors, such as the Company’s affiliated companies, Brooke Capital Corporation (“Brooke Capital”) a public company of which Brooke Corporation owned approximately 81% as of March 31, 2008, and its wholly owned subsidiary Brooke Capital Advisors, Inc. Aleritas also used Brooke Franchise Corporation as a collateral preservation provider before it was merged into Brooke Capital Corporation in November 2007. The Company funds its loans through a combination of the following four mechanisms: (i) off-balance sheet loan participations, involving the true sale of loan participation interests in individual loans; (ii) off-balance sheet loan securitizations, involving the issuance of rated and unrated asset-backed securities; (iii) off-balance sheet loan financing, involving the revolving funding of loan amounts from off-balance sheet warehouse facilities; and (iv) on-balance sheet funding, involving the funding of loan amounts from the Company’s cash, short-term and/or recourse participations, and warehouse lines of credit.

The Company directly owns 100% of the membership interests of Brooke Credit Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity in connection with the warehouse line of credit with Autobahn Funding Company, LLC. Brooke Credit Funding, LLC has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with Autobahn Funding Company, LLC in connection with a credit facility recorded in the Company’s financial statements as secured borrowings.

The Company directly owns 100% of the membership interests of Brooke Credit Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity in connection with the warehouse line of credit with Autobahn Funding Company, LLC. Brooke Credit Funding, LLC has separate financial statements which are consolidated with the Company’s financial information. This entity is the purchaser of loans originated by the Company and also the borrowing entity with Autobahn Funding Company, LLC in connection with a credit facility recorded in the Company’s financial statements as secured borrowings.

The Company directly owns 100% of the membership interests of Brooke Warehouse Funding, LLC that was organized in Delaware as a bankruptcy-remote special purpose entity in connection with the off-balance sheet financing facility with Fountain Square Commercial Funding Corporation. Brooke Warehouse Funding, LLC has separate financial statements. Until the first quarter of 2007, this entity was the purchaser of loans originated by the Company in connection with a credit facility recorded in the Company’s financial statements as secured borrowings. Brooke Acceptance Company 2007-1, LLC was formed during March 2007 and was a wholly-owned subsidiary of the Company which, commencing in March 2007, began purchasing loans originated by the Company pursuant to true sales. Brooke Acceptance Company 2007-1, LLC was the purchaser of loan participation interests from Brooke Warehouse Funding, LLC in connection with an off-balance sheet financing facility with Fountain Square Commercial Funding Corporation, an affiliate of Fifth Third Bank, which closed on March 30, 2007. Brooke Master Trust, LLC, a Delaware bankruptcy remote special purpose limited liability company organized on September 18, 2007, is a wholly owned subsidiary of Brooke Warehouse Funding, LLC. In December 2007, Brooke Master Trust, LLC replaced Brooke Acceptance Company 2007-1, LLC as borrower upon closing of a master trust credit facility with Fountain Square Commercial Funding Corporation (which replaced the prior facility). The financial information of Brooke Warehouse Funding, LLC is not consolidated in the Company’s financial statements. Brooke Master Trust, LLC and Brooke Acceptance Company 2007-1, LLC’s financial information is not consolidated in the Company’s financial statements.

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

The Company directly owns 100% of the stock of Brooke Canada Funding, Inc. that was organized in New Brunswick, Canada for the purpose of originating and purchasing loans in Canada as part of the warehouse line of credit with the Canadian branch of Fifth Third Bank. Brooke Canada Funding, Inc. has separate financial statements which are consolidated in the Company’s financial statements. This entity is the purchaser of loans originated by the Company and also the borrowing entity with the Canadian branch of Fifth Third Bank.

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

(e) Restricted Cash

Aleritas holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan. The balance held in escrow for these purposes was $154,000 at March 31, 2008, and $210,000 at December 31, 2007.

(f) Notes and Interest Receivable, net

The net notes receivable included as part of the “Notes and interest receivable, net” asset category are available for sale. Based on management’s experience, the carrying value approximates the fair value. Accordingly, any changes in the net notes receivable balances are classified as an operating activity. Notes receivable are shown net of the reserve for credit losses of $14,101,000 at March 31, 2008, and $1,655,000 at December 31, 2007.

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

(h) Securities

The carrying values of securities were $84,476,000 at March 31, 2008, and $87,763,000 at December 31, 2007, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold, retained over-collateralization interest in loans sold and cash reserves. These securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values above approximate the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risk on the transferred financial assets.

When the Company sells loans to QSPEs that qualify as true-sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a gain on sale is recognized when the notes receivable are sold. When the Company sells notes receivable to QSPEs, it typically retains the interest rights. The component of the gain on sale of notes receivable to QSPEs is the gain on sale Aleritas records associated with the interest-only strip receivable and retained interest benefit as described below, net of direct expenses. Unlike participation sales, in loans sold to QSPEs an unaffiliated third party is the servicer and the Company is the secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells notes receivable to QSPEs, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivables in loans sold to QSPEs were $24,225,000 and $28,144,000 at March 31, 2008, and December 31, 2007, respectively. The amount of gain or loss recorded on the sale of notes receivable to QSPEs depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain the fair value of the retained interest-only strip receivables resulting from the sale of notes receivable to QSPEs, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value of the interest-only strip receivables retained based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. There was no unrealized gain (loss) on the interest-only strip receivable as of March 31, 2008 as all losses were realized through impairment. The amount of unrealized loss was $(832,000) and ($89,000) at March 31, 2008, and December 31, 2007, respectively. The interest-only strip receivables have varying dates of maturities ranging from the fourth quarter of 2015 to the second quarter of 2021.

When the Company sells notes receivable to QSPEs, it retains an over-collateralization interest in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $59,401,000 and $58,769,000 at March 31, 2008, and December 31, 2007, respectively. The carrying values of cash reserves were $850,000 and $850,000 at March 31, 2008, and

December 31, 2007, respectively. The fair value of the over-collateralization interest in the loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of QSPEs. These reserves are for the benefit of the third party trustee and servicer and, if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the QSPE has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following QSPEs: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007 Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off-balance sheet facility through Brooke Warehouse Funding LLC’s wholly owned QSPE, Brooke Securitization Company 2007-1 LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Securitization Company 2007-1, LLC. Loans sold to Brooke Warehouse Funding, LLC were participated to Brooke Securitization Company 2007-1, LLC which were then pledged to Fifth Third Bank for the off-balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Securitization Company 2007-1, LLC and the pledge to Fifth Third Bank occurred simultaneously. In December 2007 Brooke Securitization Company 2007-1, LLC was replaced by Brooke Master Trust, LLC. Loans now sold to Brooke Warehouse Funding, LLC are participated to Brooke Master Trust, LLC which are then pledged to Fifth Third Bank for the off-balance sheet debt.

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

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its interests in the QSPEs are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments on the underlying loans exceed management’s initial and ongoing assumptions used in the fair market calculation. In the first quarter of 2008, the Company wrote down the value of the securities balance by $11,763,000 due to expected credit losses on loans in its securitizations. As credit losses are realized they are expected to initiate provisions in the securitizations documents that result in the discontinuation of cash distributions from the QSPEs until the financial ratios in the securitizations are brought back into compliance. In the fourth quarter of 2007, the Company wrote down the value of the securities balance by $5,517,000 due to expected credit losses on loans in its securitizations, actual prepayments exceeding assumed prepayments, and an increase in the prepayment assumption going forward.

Cash flows associated with the Company’s retained assets in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans, investors and creditors of the QSPEs. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained assets. Due to the expected credit losses in the securitizations, Aleritas does not expect to receive cash flows from the securitizations until all financials ratios in the securitizations are within compliance and until the First State Bank note is paid.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to recent prepayment trends, the prepayment rate assumption used in the asset valuation was increased from 10% to 12% annually in the fourth quarter of 2007. All other assumptions remained the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2007 and 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that “other than temporary” impairments occurred. The Company recorded impairment losses related to the prepayment rate of $778,000 for the year ended December 31, 2007. Credit losses in the near term in the securitization portfolios are expected to be significantly higher than historical levels and higher than the .5% credit loss assumption. Management believes that this increase is directly attributable to market conditions which are cyclical such as the soft insurance marketplace and higher interest rates than when certain of the loans were originated. The .5% credit loss assumption determined by management is an average rate over the life of the portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual credit loss rates; however, management continues to believe the average rate assumption used is appropriate. Summarized in Note 3 is a sensitivity analysis or stress test on retained interests to determine the impact of 10% and 20% variances in key assumptions currently used by management to calculate the fair value of retained interests.

Note 3 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables.

(i) Interest-Only Strip Receivable

The aggregate carrying values of interest-only strip receivables were $7,845,000 and $7,771,000 at March 31, 2008, and December 31, 2007, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $282,000 and $276,000 at March 31, 2008, and December 31, 2007, respectively. The interest-only strip receivables have varying maturities ranging from the second quarter of 2010 to the fourth quarter of 2026.

When Aleritas sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved.

(j) Deferred Charges

Deferred charges include loan fees paid in 2004, 2005, and 2007 to establish and to increase a line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,742,000, of which $696,000 was paid in 2004 to establish the line of credit, $300,000 was paid in 2005 to increase the line of credit, and $746,000 was paid in 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,646,000 in costs associated with the debt offering that occurred in November 2006 which were originally amortized over the period ending at the maturity date of the debt. This debt was redeemed in March 2008 and the unamortized balance of deferred charges associated with this debt was expensed. See Note 4 for more information. Net of amortization, the balance of deferred charges was $2,051,000 and $5,199,000 at March 31, 2008, and December 31, 2007, respectively.

(k) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

		March 31, 2008	December 31, 2007
	Prepaid expenses:
Prepaid premiums –	financial guaranty policies	$2,481	$2,725
	directors and officers liability insurance	284	86
	Prepaid other	92	—
	Prepaid rent	17	17

	Total prepaid expenses	$2,874	$2,828

	Other assets (net of accumulated depreciation and amortization):
	Contract database	$14	$51
	Capitalized software	208	136
	Property and equipment	542	253

	Total other assets	$764	$440

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

The contract database consists of legal and professional fees associated with development of standardized documents related to creating new securitizations and is amortized over a five-year period. The capitalized software is amortized over four years. The property and equipment is depreciated over five years. These assets are depreciated or amortized on a straight-line basis.

(l) Stockholders’ Equity

There were 99,000,000 shares of common stock authorized with 25,849,137 shares issued and outstanding at March 31, 2008, with a par value of $.01 a share. There were also 1,000,000 shares of preferred stock authorized but none of these shares was issued and outstanding at March 31, 2008. Additionally, there were 17,150,332 warrants issued in the initial public offering of Oakmont outstanding. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole but not in part, at a price of $.01 per warrant at any time upon a minimum of 30 days’ written notice of redemption if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. These warrants are identical to those noted above except that each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

Warrants issued in association with a $45,000,000 private placement debt offering in November 2006 remain outstanding at March 31, 2008. The Company repurchased the associated note from Falcon Mezzanine Partners II, LP, FMP Co-Investment, LLC and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Form 8-K as amended by Form 8-KA, on February 14 and 15, 2008 respectively. These warrants, 1,278,229 in total, have a nominal exercise price ($0.01), are exercisable immediately and expire October 31, 2014. In July 2007 these warrants were amended to remove a put option in exchange for the issuance of an additional 127,120 warrants. Therefore, the fair market value as of July 16, 2007, is recorded as additional paid in capital. These warrants, and the associated financing, are discussed further in Note 4.

(m) Revenue Recognition

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to purchasers of its loans, such as participating lenders and QSPEs that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $7,912,000 and $7,634,000, respectively, for the three months ended March 31, 2008 and 2007. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield from each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income. Any related fees or costs associated with the issuance of the loan that are not directly offset against loan origination fees (see below) are deferred over the life of the loan. Amortization of these costs is calculated over the life of the loans as an adjustment of the interest yield.

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

Impairment losses. Although the Company does not provide recourse on its transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its retained assets are subject to loss, in part or in full, including in the event credit losses exceed initial and ongoing management assumptions used in the fair value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

On an ongoing basis, the Company determines the ongoing fair value of the retained interest using the current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company performs an ongoing analysis of key assumptions used in the fair value calculation to ensure that such assumptions remain viable, based on current and historical prepayments and credit loss trends within similar asset types. Management may adjust the key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair value of retained interest.

(n) Provision for Credit Losses

The Company’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse QSPEs which are classified as on-balance sheet) and the Company’s retained interest in QSPEs that have purchased loans from the Company and issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Prior to 2007, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the Company’s affiliated company, Brooke Capital, are typically distributed to the Company for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors thereby reducing loan losses. Losses were written off to loan loss expense as they were identified.

However, given the rapid growth that Aleritas had experienced over the past two years, the seasoning of the loan portfolio, increased delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; Aleritas established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. In March 2008, Brooke Capital

Corporation, an affiliate of the Company, and a collateral preservation provider for loans to franchisees of Brooke Capital Corporation provided an analysis of credit loss exposure per agency based upon their estimates regarding liquidation value of each agency. This analysis followed a decision and disclosure by Brooke Capital Corporation in November 2007 that they would place less emphasis on rehabilitating poorly performing franchisees and more emphasis on terminating or liquidating poorly performing franchisees. Based on this plan and action, the loan loss reserve for on balance sheet loans was increased by $12,537,000 in the first quarter 2008 to reflect the increased potential losses resulting from the liquidation of several agencies as well as potential losses on other loans in the portfolio. A reserve of $14,101,000 and $1,655,000 was held at March 31, 2008, and December 31, 2007, respectively. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve and input from its collateral preservation providers.

(o) Operating Interest Expense

Operating interest expense includes interest paid by the Company to DZ Bank AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and funeral home loans in the United States, to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada, to Fifth Third Bank on a line of credit loan for the purpose of originating insurance agency and funeral home loans in the United States (prior to March 30, 2007) and, for the period ended December 31, 2007, to Home Federal Savings and Loan Association of Nebraska on a line of credit loan for the purpose of financing the over-collateralization portion of loans funded with the aforementioned lines of credit; therefore, this interest is accounted for as an operating expense. Interest expense for these lines of credit for the three months ended March 31, 2008 and 2007 was $762,000 and $1,665,000, respectively.

(p) Collateral Preservation (“CP”) Expense

Collateral preservation expense is comprised of up-front, ongoing and special fees paid to CP providers. The Company hires collateral preservation providers which are industry consultants and specialists for all of the Company’s loans (See Note 10 for a discussion of related party CP providers). An initial fee is paid to the CP providers for assistance in sourcing and underwriting new loans. The majority of this expense is offset by loan origination fees charged to borrowers. An ongoing fee is also paid to the CP providers to assist the Company in preserving the loan collateral or the value of the borrower’s business. These CP providers provide monitoring, assistance and business liquidation services if required. An additional fee is generally paid to CP providers for liquidation services. Beginning in January 2008, Brooke Capital Corporation began charging Aleritas for significant collateral preservation expenses that had previously been paid by Brooke Capital Corporation. The also began charging a management fee for those agency locations where management services are being provided. These fees are in addition to liquidation fees. For the three months ended March 31, 2008 and 2007, the special collateral preservation fees were $4,577,000 and $0 respectively.

(q) Income Taxes

The Company filed its federal income tax return on a consolidated basis with Brooke Corporation until the Oakmont merger. Following the merger, Aleritas will be filing separate tax returns. The Company recorded provisions for income tax benefit of $14,492,000 for the three months ended March 31, 2008 and tax expense of $3,021,000 for the three months ended March 31, 2007. This tax expense/benefit was calculated for 2008 based on the Company’s effective tax rate plus the change in deferred income taxes during the quarter. Deferred tax liabilities and assets were recorded in 2008 and 2007 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and estimated tax rates. Note 5 provides further detail on the Company’s taxes.

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

	Three Months Ended March 31,
	2008	2007
Basic shares	25,849	24,536
Effect of dilution	—	—

Diluted shares	25,849	24,536

Potentially dilutive shares excluded from the calculation:

	Three Months Ended March 31,
	2008	2007
Warrants where the exercise price is greater than the average market price of the shares	18,590	—
Warrants which are anti-dilutive	1,278	—
Units where the exercise price is greater than the average market price of the units	720	—

The following reconciles net income as shown on the statement of operations to net income available to common stockholders.

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(23,646)	$4,929
Income (loss) attributable to warrant holders	1,114	(378)

Net income (loss) available to common stockholders for purposes of computing earnings per share	$(22,532)	$4,551

3. Notes and Interest Receivable, net

Notes and interest receivable, net consisted of the following:

	March 31, 2008	December 31. 2007
Business loans	$614,163	$597,306
Less: Business loans sold	(510,269)	(520,927)
Commercial real estate loans	79,286	80,940
Less: Real estate loans sold	(63,638)	(63,167)
Loans with related parties	16,378	20,076
Less: Related party loans sold**	(16,047)	(19,786)
Loans sold not classified as a true sale	51,519	42,146
Related party loans sold not classified as a true sale***	753	764

Total notes receivable, net	172,145	137,352
Interest earned not collected on notes*	6,848	6,770
Less: Loan loss reserve	(14,101)	(1,655)

Total notes and interest receivable, net	$164,892	$142,467

*	The Company had a corresponding liability for interest payable to participating lenders in the amounts of $1,450,000 and $1,746,000 at March 31, 2008, and December 31, 2007, respectively.
**	The Brooke Corporation notes receivable that have not been sold are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheet and, therefore, are excluded from notes receivable and this table. See Note 9 for a further discussion of the transactions with Brooke Corporation.
***	The Brooke Corporation notes receivable that were sold that did not qualify for true sale treatment are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheets and, therefore, are excluded from notes receivable and this table.

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

The transfers that do not meet the criteria established by SFAS 140 are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At March 31, 2008, and December 31, 2007, secured borrowings totaled $56,267,000 and $47,360,000, respectively. Of such amounts at March 31, 2008, and December 31, 2007, secured borrowings on related party loans totaled $5,167,000 and $5,214,000, respectively. Recourse on these loans is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from the Company against liquidation proceeds in the amount of regular loan payments.

The following provides details concerning notes receivable sold. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, nor obligate, the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

	March 31, 2008	December 31, 2007
Securitizations	$119,564	$128,711
Participations	223,409	232,144
Off-balance sheet warehouse facility	179,415	181,093
Participations on related party loans	11,300	14,572

Notes receivable sold	$533,688	$556,520

When the Company sells notes receivable, it generally retains interest income and servicing income. Gains or losses on sales of the notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer.

Aleritas is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance on loan participations. In those instances when annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and Aleritas shares interest income with purchasers on a pro-rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

The Company is typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding transferred loan balances on loans to QSPEs that qualify for true sale. Additionally, Aleritas often retains interest income. The Company’s right to interest income is subordinate to the investor and lender’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

When the Company sells loans to a QSPE an interest receivable is retained. The fair value of the difference between the loans sold and the securities issued to accredited investors, and the fair value of interest receivable is recorded as securities. A history of loans securitized follows:

	Apr 2003	Nov 2003	Jun 2004	Mar 2005	Dec 2005	Jul 2006
Loans sold initially	$15,825	$23,526	$24,832	$40,993	$64,111	$65,433
Asset-backed securities issued	13,350	18,500	20,000	32,000	51,500	52,346
Securities retained at March 31, 2008:
Interest-only strip receivables	$69	$83	$574	$1,565	$2,233	$2,927
Over-collateralization interests	548	1,304	813	1,274	3,156	6,990
Cash reserves	125	125	125	125	175	175

Total	$742	$1,512	$1,512	$2,964	$5,564	$10,092

Securities retained at December 31, 2007	$1,054	$1,263	$2,837	$5,902	$9,285	$13,977

Servicing income, three months ended:
March 31, 2008	$—	$1	$1	$6	$9	$13
March 31, 2007	1	1	2	8	13	16

In March 2007, the Company initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to the Company. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Securitization Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Securitization Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Securitization Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. During 2007, Brooke Securitization Company 2007-1, LLC was replaced with Brooke Master Trust, LLC. The restated receivables financing agreement between Fifth Third Bank and Brooke Securitization Company 2007-1, LLC was terminated and replaced by a Note Purchase Agreement under which Fifth Third Bank purchases notes from the Master Trust up to a maximum principal amount of $150,000,000. The transfer qualifies for true sale treatment under SFAS 140. As of March 31, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust, LLC totaled $179,414,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or fair value of retained residual assets, was recorded on the Company’s books as a security with a balance of $62,091,000 on March 31, 2008. This retained security was comprised of retained interest-only strip receivable totaling $16,775,000 and retained over-collateralization interests in the special purpose entity totaling $45,316,000. The Company received servicing income as sub-servicer of the facility of $48,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. The facility contains the following financial covenants: minimum stockholders’ equity for the Company of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. At March 31, 2008, the Company was not in compliance with all of the terms and conditions of this facility and had an unresolved deficiency in the facility of $12,974,000 Fifth Third has issued a notice of default with respect to the facility and is in discussions with the Company’s management to address these issues. Management believes they will be able to come to an agreement with Fifth Third that will allow the facility to be in compliance with the Agreement. The facility is not available to fund new loans and it is unlikely the Company will be able to fund loans into the facility in the future. There can be no assurance that the Company will reach a satisfactory resolution of the non-compliance. Failure to resolve the non-compliance may have a material adverse affect on the Company’s financial condition and results of operation because the resultant collateral required to resolve these deficiencies is either unavailable or would materially constraint the Company’s liquidity.

The table below summarizes certain cash flows received from and paid to QSPEs in connection with the Company’s off-balance sheet securitizations and credit facilities:

	Three Months Ended March 31,
	2008	2007
Proceeds from new loan sales to QSPEs*	$5,826	$105,822
Proceeds reinvested in QSPEs (retained equity interest) **	1,469	21,941
Servicing fees received	78	41
Other cash flows received on retained interests***	3,925	3,919
Proceeds from collections reinvested in (revolving-period) securitizations	—	—

*	This amount represents total loans sold by the Company to QSPEs in connection with off-balance sheet securitizations and credit facilities.
**	This amount represents the Company’s retained equity interest in the securitization or credit facility QSPEs.
***	This amount represents total cash flows received from retained interests by Aleritas other than servicing fees. Other cash flows include cash flows from interest-only strip receivables and cash above the minimum required level in cash collateral accounts.

At March 31, 2008, and December 31, 2007, the Company had transferred assets with balances, including related party loans, totaling $533,688,000 and $556,520,000, respectively. Asset transfers resulted in pretax gains for the three months ended March 31, 2008 and 2007, of $251,000 and $7,121,000, respectively, before consideration of related securitization fees. The pretax gains include related party losses of $26,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of retained interest-only strip receivables is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. The fair value of the retained interest-only strip receivables is also reduced by the amount of estimated credit losses on loans sold in qualifying special purpose entities that qualify as true sales, which are calculated using the estimated credit loss percentage noted in a following table. At March 31, 2008 and December 31, 2007, the fair value of retained interest-only strip receivables recorded by the Company was $32,070,000 and $35,915,000, respectively. Of the total at March 31, 2008, $7,845,000 was included in interest-only strip receivable on the balance sheet and $24,225,000 was included in securities.

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

		March 31, 2008		December 31, 2007
		Servicing Asset	Servicing Liability	Servicing Asset	Servicing Liability
	Carrying amount, beginning of year	$6,025	$16	$4,512	$24
	Additions:
	Servicing obligations that result from transfer of financial assets	427	—	3,546	—
	Subtractions:
	Disposals	(350)	—	(703)	—
	Accumulated amortization	(375)	(3)	(1,330)	(8)

	Carrying amount, end of period	5,727	13	6,025	16
	Pertaining to related party loans sold	36	24	59	28

	Total amount, end of period	$5,763	$37	$6,084	$44

Fair value as of:	Beginning of year	$6,870	$16	$5,176	$24
	End of period	7,771	14	6,870	16

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

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value. Impairment of retained interests and servicing assets are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books, no impairment has occurred. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, the Company writes the asset to the new discounted revenue stream. During 2007 the securitized pools of loans experienced increases in the prepayment rate and, as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $5,517,000 for the year. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. Additional impairment of $11,763,000 was recognized for the three months ended March 31, 2008.

For the twelve months ended March 31, 2008, the Company’s loan portfolio experienced an annualized prepayment rate of 12.8%, which was higher than management’s assumption for both fixed and variable rate loans. Management believes that this increase is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. However, the assumed prepayment rate was increased to 12% in the fourth quarter of 2007 for both fixed and variable rate loans, from 8% and 10%, respectively, previously to reflect higher expected prepayment rates as the portfolio continues to season. The prepayment assumption is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, management believes the revised average annual rate assumption is appropriate. Shorter term swings in prepayment rates typically occur because of cycles within a marketplace, such a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

At March 31, 2008, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year follow (rates per annum):

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed*	12%
Weighted average life (in months)	143
Expected credit losses	0.5%
Discount rate	11%

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

At March 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions follow:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate):*	12%
Impact on fair value of 10% adverse change	$(1,392)
Impact on fair value of 20% adverse change	(2,685)

Expected credit losses (annual rate):	0.5%
Impact on fair value of 10% adverse change	$(355)
Impact on fair value of 20% adverse change	(708)

Discount rate (annual):	11%
Impact on fair value of 10% adverse change	$(1,163)
Impact on fair value of 20% adverse change	(2,209)

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $522,388,000 which excludes related party loans of $11,300,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to QSPEs.

The calculations exclude the retained interest-only strip receivables and servicing assets on related party loans sold. The interest-only strip receivables on related party loans sold were $14,000. The servicing assets on related party loans sold were $36,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$10,824	$10,533
Servicing expense	(1,901)	(1,841)
Discount of estimated cash flows at 11.00% rate	(3,336)	(3,238)

Carrying value of servicing asset after effect of increases	5,587	5,454
Carrying value of servicing asset before effect of increases	5,727	5,727

Decrease of carrying value due to increase in prepayments	$(140)	$(273)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$48,131	$45,772
Estimated credit losses	(4,609)	(4,356)
Discount of estimated cash flows at 11.00% rate	(12,729)	(11,783)

Carrying value of retained interests after effect of increases	30,793	29,633
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in prepayments	$(1,252)	$(2,412)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$50,720	$50,720
Estimated credit losses	(5,390)	(5,889)
Discount of estimated cash flows at 11.00% rate	(13,640)	(13,494)

Carrying value of retained interests after effect of increases	31,690	31,337
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in credit losses	$(355)	$(708)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$11,131	$11,131
Servicing expense	(2,030)	(2,030)
Discount of estimated cash flows	(3,551)	(3,719)

Carrying value of servicing asset after effect of increases	5,550	5,382
Carrying value of servicing asset before effect of increases	5,727	5,727

Decrease of carrying value due to increase in discount rate	$(177)	$(345)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$50,720	$50,720
Estimated credit losses	(4,887)	(4,887)
Discount of estimated cash flows	(14,774)	(15,652)

Carrying value of retained interests after effect of increases	31,059	30,181
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in discount rate	$(986)	$(1,864)

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

	Securitized Loans Sold in
Actual Credit Loss Percentage at	2008*	2007	2006
March 31, 2008	0.00%	0.00%	1.52%
December 31, 2007		0.00%	1.41%
December 31, 2006			1.95%

*	There have been no loans sold in securitizations in 2007 and 2008 to date.

The following table presents quantitative information about the loan portfolio, including balances, delinquencies and net credit losses. The related parties’ balances are excluded from the table below as is the reserve for credit loss of $14,101,000 at March 31, 2008, and $1,655,000 at December 31, 2007. At and for these same periods, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. However there is an $11,500,000 related party note that was due on March 15, 2008 that has not been re-paid. Notes 9 and 10 provide further discussion of the related party notes.

	Total Loan Principal		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Loan portfolio consists of:	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	Three Months Ended March 31,
					2008	2007
Loans on balance sheet	$114,050	$116,091	$24,113	$13,301	$91	$3
Loans on balance sheet held in bankruptcy-remote warehouses	57,011	20,207	—	—	—	—
Off-balance sheet warehouse facility**	179,415	181,093	—	—	—	—
Loans participated****	223,409	232,144	13,673	7,343	318	—
Loans securitized	119,564	128,711	1,852	1,898	1,096	668

Total loans managed	$693,449	$678,246	$39,638	$22,542	$1,505	$671

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than being charged to credit loss expense.
***	The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies. These losses exclude changes in the loan loss reserve.
****	Loans participated represent true sale loan participations.

4. Bank Loans and Other Long-Term Obligations

	March 31, 2008	December 31, 2007
DZ Bank AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available increased from $80,000,000 to $150,000,000 in September 2007. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was 4.45% at March 31, 2008, with interest due monthly.	$39,740	$14,023

Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit was extended to August 2008. Interest rate is variable and was 7.25% at March 31, 2008, with interest and principal due monthly.	3,989	3,989

Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2008, subsequently extended to June 2008. Interest rate is variable and was 6.25% at March 31, 2008, with interest due monthly.	9,645	8,967

Home Federal Savings and Loan Association of Nebraska line of credit. Maximum line of credit available of $7,500,000. Collateralized by cash flows of securities and other assets. Line of credit was paid off in March 2008.	—	6,353

Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rate on the notes is 10.00% and they mature in January and February 2009.	4,169	4,788

Bank of Kansas City line of credit. Maximum line of credit available of $3,000,000. Collateralized by notes receivable. Line of credit due February, 2009. Interest rate is variable and was 5.25% at March 31, 2008.	2,982	—

First State Bank secured term loan. Collateralized by substantially all of the Company’s assets. Minimum monthly payments of $875,000, with a final maturity in February 2013. Interest rate is variable and was 7.25% at March 31, 2008.	41,250	—

Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note had an associated discount of $2,499,000. Was collateralized by assets of the Company. Interest rate was fixed at 12.00%, with interest due quarterly. Repurchased in March 2008.	—	42,572

Total bank loans and notes payable	101,775	80,692
Less: Current maturities and short-term debt	(74,980)	(44,604)

Total long-term debt	$26,795	$36,088

The Company entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, under an agreement dated March 7, 2008 (the “Credit Agreement”). At March 31, 2008 the Credit Agreement had been advanced in the amount of $41,250,000. The Company has entered into agreements with Lenders representing approximately $6.5 million in participations pursuant to which the Company has agreed to assist those Lenders in finding replacement participant Lenders in the events these Lenders no longer desire to participate in the Loan. If in any such case the Company is unsuccessful in securing a replacement participating lender, it may be required to fund the purchase of the related participation interest through a separate entity to be substituted as a Lender participating in the Loan (which substitution will, however, be subject to the approval of First State Bank). A dispute between one or more of those existing Lenders and the Company could arise if the Company is unable to find a replacement participant lender or obtain FSB’s approval to substitute entity as a replacement participant.

The Parties also entered into a Security Agreement and Pledge Agreement which gave the Bank a security interest covering substantially all of the Company’s assets, including the Company’s rights to receive any payments from a majority of the Company’s subsidiaries, and further assigned to the Bank the Company’s membership in two of the Company’s subsidiaries and a cash collateral account to be funded over an 18 month period following the closing. This provides the Bank the right to receive any payments related to certain of the Borrower’s bank and other depository accounts.

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

The Company and its consolidated subsidiaries must maintain at all times a Tangible Net Worth (as defined in the Credit Agreement): (i) during the first two calendar quarters of 2008, equal to at least $97,500,000; and (ii) at all times thereafter, equal to at least $100,000,000. The Company must also maintain, at all times, stockholders’ equity determined in accordance with generally accepted account principles equal to at least $110,000,000. The Credit Agreement requires that the Company maintain Net Loans (as defined in the Credit Agreement) in an amount not less than the lesser of: (a) the outstanding balance of the Loan and (b) $20,000,000. The Company subsequently amended the document effective May 8, 2008 as follows. The Company and its consolidated affiliates must maintain tangible net worth at all times (as defined in the credit agreement): i) through April 30, 2009, equal at least $77,500,000; ii) from May 1, 2009 through April 30, 2010 equal to at least $87,500,000; and iii) after May 1, 2010 equal to at least $100,000,000. The Company must also maintain, at all times, stockholders’ equity determined in accordance with generally accepted accounting principles of i) through April 30, 2009 equal to at least $90,000,000 (which may exclude up to $5,000,000 in unrealized losses under Accumulated Other Comprehensive Income; ii) from May 1, 2009 to April 30, 2010 equal to at least $100,000,000; and iii) after May 1, 2010, equal to at least $110,000,000. In addition net loans requirement has been increased to a minimum of $32,000,000.

The Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note and the Home Federal Savings and Loan Association of Nebraska line of credit were repaid with the $41,250,000 of proceeds from the credit agreement entered into in March 2008. The remainder of the required funds to refinance both obligations, $8.0 million, was raised from short-term participation agreements.

In November 2006, the Company closed a private placement debt offering provided by Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC consisting of $45,000,000 in 12% per annum fixed-rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. The number of these warrants and those regarding the Morgan Joseph & Co. warrants below has been adjusted to reflect the recapitalization associated with the Oakmont merger. Approximately $18.2 million of the loan proceeds in November 2006 were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by the Company, and the remainder of proceeds were used to fund the Company’s growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance, $4,646,000, were deferred and were amortized using the effective interest method over the life of the notes. This included 263,556 warrants issued to the placement agent, Morgan Joseph & Co. Inc., or $900,000 worth of common stock. The maturity date of the privately placed notes was April 30, 2013. No principal payments were required until maturity. The notes were collateralized by a lien on substantially all of the Company’s assets, including accounts, general intangibles and instruments, but were not collateralized by loans sold to warehouse QSPEs and membership interest of certain QSPEs. In addition, the secured parties released their interest in loans sold to participating lenders and securitization QSPEs.

The notes contained certain financial covenants and restrictions concerning maximum prepayment rates, maximum leverage ratio, and the declaration of dividends, among others. In conjunction with this financing, the Company issued warrants to the noteholders to acquire 1,014,673 shares of the Company’s common stock for a nominal exercise price ($0.01), subject to anti-dilution adjustments. These warrants were exercisable immediately and were to expire October 31, 2014, eight years from the date of the debt offering closing. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or $2,737,000. The unamortized balance of the discount on the notes, $2,381,000, was written off to repurchase of debt expense during the first quarter of 2008.

In conjunction with this financing, the Company issued warrants to the placement agent, Morgan Joseph & Co. Inc., to acquire 263,556 shares of the offering, or $900,000 worth of common stock, for a nominal exercise price ($0.01), subject to anti-dilution adjustments. The valuation model discussed above was used to determine the number of warrant shares issuable to the placement agent to affect the $900,000 (2% of debt offering) value owed to the placement agent. These warrants were exercisable immediately and were to expire October 31, 2011.

The refinancing resulted in a first quarter 2008 pretax charge of $8,210,000, which was comprised of $1,679,000 associated with a cash prepayment premium, $4,063,000 associated with the non-cash realization of deferred financing costs associated with the refinanced debt, $2,381,000 associated with the non-cash discount recorded due to the warrants issued in connection with the refinanced debt and $87,000 of other expenses associated with this transaction.

The note payable to DZ Bank AG Deutsche Zentral-Genossenschaftsbank contains certain financial covenants within the credit and security agreement, which include the following requirements of the Company: (a) maintain a minimum stockholders’ equity of (i) $6,000,000, plus (ii) 75% of cumulative positive consolidated net income for all fiscal quarters (after adjustments for distributions to its stockholders, and excluding any fiscal quarter for which consolidated net income was negative), plus (iii) 75% of all equity and subordinated debt issued or incurred by the Company or its subsidiaries and (b) the Company must maintain, as at the end of each fiscal quarter, a positive consolidated net income for the four fiscal quarter periods then ended. Under the credit and security agreement, Brooke Corporation is also subject to certain minimum stockholders’ equity requirements. At March 31, 2008, the Company was not in compliance with all of the terms and conditions of this facility. DZ Bank has not issued a notice of default with respect to the facility and is in discussions with the Company’s management to address these issues. Management believes they will be able to come to an agreement with DZ that will allow the facility to be in compliance with the Agreement. There can be no assurance that the Company will reach a satisfactory resolution of the non-compliance. Failure to resolve the non-compliance may have a material adverse affect on the Company’s financial condition and results of operation. Currently, the Company is not able to fund new loans into the facility and it is unlikely the Company will be able to fund loans into the facility in the future. The Company has announced it does not intend to use this facility in the future.

The note payable to Valley View Bank contains a covenant to maintain a minimum stockholders’ equity of $6,100,000.

The note payable to Fifth Third Bank, Canadian Branch, contains a covenant to maintain a minimum stockholders’ equity of $35,000,000.

Total balances of the Company’s bank lines of credit collateralized by notes receivable were $59,935,000 and $31,177,000 as of March 31, 2008, and December 31, 2007, respectively. These balances were collateralized by notes receivable totaling $83,183,000 and $42,504,000 as of March 31, 2008, and December 31, 2007, respectively.

The other bank loans and other long-term obligations do not contain covenants that require the Company to maintain minimum financial ratios or net worth, restrict the Company’s ability to buy or sell assets, restrict the Company’s ability to incur additional debt, nor include any subjective acceleration clauses.

Interest expense incurred on bank loans, notes payable and other long-term obligations for the three months ended March 31, 2008 and 2007 was $1,571,000 and $1,670,000, respectively. Interest incurred on the lines of credit is classified as other operating interest expense as discussed in Note 1.

5. Income Taxes

Income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. These elements of income tax expense follow:

	Three Months Ended March 31,
	2008	2007
Current	$(2,481)	$—
Deferred	(12,011)	3,021

Income tax expense (benefit)	$(14,492)	$3,021

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate follows:

		March 31, 2008	December 31, 2007
	Deferred tax liability, beginning of year	$10,910	$8,881
	Accumulated other comprehensive income, unrealized gain on interest only strip receivables	45	1,930
	Accumulated other comprehensive income (loss) on currency exchange	(45)	99
	Gain on sale of notes receivable	73	3,650
	Executive equity compensation	620	(826)
	Impairment losses	(11,763)	(2,163)
	Loan losses	(12,446)	(629)
	Other	11,776	(32)

	Deferred tax liability (asset), end of period	$(830)	$10,910

	Current deferred tax asset	$(12,749)	$(4,126)
Deferred tax liability:	Current	—	—
	Long-term	11,919	15,036

	Net deferred tax liability (asset)	$(830)	$10,910

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

	Grant Date	Grant Date Fair Value Per Share	Shares Granted and Outstanding	Vesting Period	Remaining Shares Available for Issuance
Plan-A - adopted July 16, 2007	7-16-07	$5.73	1,187	2008 through 2010	—
Plan-B - adopted July 18, 2007	11-5-07	5.11	126	2009 through 2011	374

The grant date fair value was based on the closing market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period. The grant date fair value of nonvested shares is recorded to expense on a straight-line basis over the vesting period. The related compensation cost was $620,000, before a deferred tax benefit of $236,000, for the three months ended March 31, 2008. As of March 31, 2008, the total remaining unrecognized compensation cost related to the unvested stock options was $4,651,000, which will be expensed as follows: $1,862,000 ratably over the last three quarters of 2008, $2,482,000 in 2009 and $307,000 in 2010.

7. Employee Benefit Plans

Through 2007, the Company participated in Brooke Corporation’s defined contribution retirement plan covering substantially all employees. Employees were able to contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company provided a 50% matching contribution up to a maximum contribution for every dollar an employee contributed, up to a maximum contribution per individual of $3,000 for the plan year. Employer contributions of $21,000 were charged to expense in the quarter ended March 31, 2007. Commencing in 2008, the Company utilizes a professional employer organization which sponsors all benefit plans other than the Company’s equity incentive plan.

8. Risk Concentrations

Aleritas had the following risk concentrations at March 31, 2008:

•	The Company maintains cash balances at several banks. Even so, Aleritas had account balances of $4,563,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

•	Approximately 50% of the Company’s loans were to Brooke Capital franchisees. Brooke Capital is the sole collateral preservation provider for these loans.

•

Aleritas, through its QSPE subsidiaries, had $144,780,000 in off-balance sheet debt outstanding to Fifth Third Bank, equaling 48% of the total assets then sold through QSPEs. The Company had an additional $ 9,644,000 of on-balance sheet debt outstanding to Fifth Third Bank. Aleritas also sold asset-backed securities totaling $52,786,000 to one financial institution, equaling 18% of the total assets then sold through QSPEs. Aleritas sold participation interests in loans totaling $101,098,000 to two financial institutions, equaling 34.7% of the participation interests then sold.

•	Approximately 27% of the total loans (both on and off-balance sheet) were located in Florida.

•	Approximately 11% of the total loans (both on and off-balance sheet) were to Allstate Agents.

•	Loans to the four largest obligors comprised 14% of the total loan portfolio excluding related party loans.

9. Transactions with Brooke Corporation

Prior to January 2008, the Company relied on Brooke Corporation to provide facilities, administrative support, cash management and legal services. Starting in the first quarter of 2008, the Company purchases fewer such services from Brooke Corporation and therefore pays lower monthly fees. The payment to Brooke Corporation for these shared services was $100,000 and $564,000 for the quarters ended March 31, 2008 and 2007, respectively.

From time to time, Brooke Corporation may guarantee contractual performance of the Company in the ordinary course of business including certain of the Company’s obligations to DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and securitization investors. On the First State Bank transaction, Brooke Corporation entered into an agreement with Spirit Bank, one of the participating lenders, which provided Spirit Bank with an option to have its interest swapped with Brooke Corporation.

On March 31, 2008 Brooke Corporation advanced $6,401,000 to Aleritas to fund various transactions. Due to the tightening of the credit markets, the traditional funding mechanisms were not available to the Company. The advanced funds have been repaid prior to the due date of June 30, 2008.

The Company made the following loans to Brooke Corporation.

	Loans Made to Brooke Corporation
	Nov-05	Nov-06	Jan-07	Jun-07	Aug-07	Mar-08
Initial loan balance	$5,000	$7,500	$9,500	$11,500	$4,000	$2,000
Balance outstanding at March 31, 2008:
Sold to unaffiliated lenders without recourse	$—		$—	$9,000	$—	$—
Retained by BCC or sold with recourse:
Principal	$—	$6,346	$—	$2,500	$—	$2,000
Interest receivable	—	74	—	145		5

Total	$—	$6,420	$—	$2,645	$—	$2,005

Date loan was paid in full	Nov 15, ‘07	—	Jun 07	—	Sep 30, ‘07	—
Interest rate	var - 150bp	var - 350bp	10.00%	10.00%	12.25%	3.00%
	over Prime	over Prime
Maturity	Nov 15, ‘07	Apr 15, ‘13	Dec 4, ‘07	Mar 15, ‘08	Sep 30, ‘07	May 28, ‘08

Brooke Corporation did not repay its $11,500,000 note on its March 15, 2008 maturity date. Aleritas holds $2,500,000 of the note and the remainder of the note is sold as a true sale.

Interest received from Brooke Corporation loans, net of participation interest paid, was $23,000 and $240,000 for the three months ended March 31, 2008 and 2007, respectively.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed in Note 5, the Company paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts in future years. Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At March 31, 2008, and December 31, 2007, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from the above arrangement was $3,384,000 and $4,303,000, respectively.

Effective with the Oakmont merger, Aleritas began filing separate tax returns and paying the taxing authorities directly. See Note 5 for further discussion.

The amounts due to and due from Brooke Corporation were netted, and recorded as a Brooke Corporation receivable or payable, accordingly.

	March 31, 2008	December 31, 2007
Notes and interest receivable	$20,070	$18,133
Less: Loans sold without recourse to unaffiliated lenders	(9,000)	(11,500)

Net receivable retained by BCC	11,070	6,633
Other amounts receivable	3,384	4,303
Other amounts payable to Brooke Corporation	(6,401)	—

Receivable from Brooke Corporation	$8,053	$10,936

Current income tax payable to Brooke Corporation	$—	$—

10. Related Party Information

Approximately 50% of the Company’s borrowers are retail insurance agents and agencies that are franchisees of Brooke Capital. These franchisees may have one or more of the following contractual relationships with Brooke Capital or one of its affiliates:

•

Franchise Agreement. Pursuant to this agreement, Brooke Capital provides a business model, use of a registered trade name, access to suppliers, and a license for an internet-based management system. In exchange for these services, Brooke Capital charges an initial franchise fee. Brooke Capital also charges an ongoing fee that is generally 10% of the franchisee’s revenues.

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

•

Office Rent Agreement. Brooke Investment, Inc., a related party to Aleritas, may lease office facilities for its franchisees and will license such facilities to the franchisee for use in the operation of their businesses. In such instances, the franchisee is obligated to pay Brooke Investment rent and other facilities related costs.

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

•

Financial Guaranty Policy. Borrowers of Aleritas, including franchisees of Brooke Capital, may be charged a fee for a financial guaranty policy purchased from DB Indemnity, LTD, a Bermuda captive insurance company affiliated with Aleritas.

•

Errors and Omissions Coverage. Brooke Capital’s franchisees obtain their professional liability coverage through companies affiliated with Aleritas. Primary coverage is obtained through CJD & Associates, LLC (“CJD”), a wholly owned subsidiary of Brooke Corporation and a related party to Aleritas, for which franchisees pay fees and commissions. DB Group, LTD, a Bermuda captive insurance company affiliated with Aleritas, issues excess professional liability coverage that is utilized and paid for by Brooke Capital’s franchisees.

Expenditures related to the collateral preservation agreements and financial guaranty policies with the related companies noted above are detailed below.

	Fees Paid by Aleritas		Payable by Aleritas
	Three Months Ended March 31,		March 31, 2008	December 31, 2007
	2008	2007
Collateral Preservation Agreements:
Brooke Capital Corporation	$4,955	$636	$955	$192
CJD & Associates, LLC	—	337	—	—
Brooke Capital Advisors, Inc.	628	255	175	258
Financial Guaranty Policies:
DB Indemnity	187	408	—	34

In connection with retail insurance agency loans originated, beginning in 2004, the Company entered into Collateral Preservation Agreements with Brooke Capital. Under these agreements, Brooke Capital provides the Company with collateral preservation services and assistance with loss mitigation of distressed franchise loans. Brooke Capital is compensated by upfront and ongoing fees paid by the Company which totaled $582,000 for the three months ended March 31, 2008. Beginning in January 2008 Brooke Capital began charging Aleritas a management fee and expenses associated with collateral preservation activities on those Brooke Franchise agencies currently being rehabilitated, managed or liquidated. These fees totaled $ 4,373,000 for the three months ended March 31, 2008. In the Form 10-K, the Company indicated it was disputing the amount of collateral preservation fees paid to Brooke Capital Corporation. Upon further investigation, the Company has determined that these fees are appropriate in light of the significant services provided.

In connection with funeral home and managing general agency loans originated, beginning in 2005, the Company entered into Collateral Preservation Agreements with CJD, a wholly owned subsidiary of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke Corporation. Under these agreements, CJD provided the Company with collateral preservation services and assistance with loss mitigation of distressed loans. CJD and was compensated by upfront and ongoing fees paid by the Company. Commencing in December 2006, in connection with managing general agency loans the Company originated, the Company entered into Collateral Preservation Agreements with Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), a wholly owned subsidiary of Brooke Capital Corporation, (formerly First American Capital Corporation) a public company of which Brooke Corporation owned approximately 81% as of March 31, 2008. Beginning in 2007, collateral preservation activities performed by CJD, were transferred to Brooke Capital Advisors. Under this Agreement, Brooke Capital Advisors, Inc. provides the Company with collateral preservation services and assistance with loss mitigation of distressed loans. Brooke Capital Advisors is compensated by upfront and ongoing fees paid by the Company. Brooke Capital Advisors also receives ongoing fees for collateral preservation services they provide for loans sold to Aleritas’ off-balance warehouse facility. These fees totaled $114,000 for the three months ended March 31, 2008.

In conjunction with loan closings and participation transactions, the Company may purchase financial guaranty policies, which are policies that help protect the participating lenders against credit losses. The policies are purchased through CJD and are issued by DB Indemnity. DB Indemnity is a captive insurance subsidiary of Brooke Brokerage Corporation. At March 31, 2008, and December 31, 2007, the prepaid insurance expense asset for amounts paid for financial guaranty policies purchased was $2,481,000 and $2,725,000, respectively. Beginning in the fourth quarter of 2006, the premium amounts are refundable from DB Indemnity to the Company if the policy is cancelled. The policy would be cancelled when the loan insured by the policy is sold as part of an asset-backed securitization. The amount receivable from DB Indemnity for cancelled policies at March 31, 2008, and December 31, 2007, was $66,000 and $7,000, respectively. Brooke Brokerage Corporation directly owns 100% of CJD. DBI has indicated that it will not pay financial guarantee claims directly to the Company, but only to the loss payee. In addition, if substantial number of claims is filed with DBI, it may become impaired in its ability to pay the claims.

The Company had receivables from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, for $0 and $984,000 at March 31, 2008, and December 31, 2007, respectively, as a result of the timing of certain securitized loan payments. Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by Brooke Capital’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or Brooke Capital as part of an arrangement to preserve collateral on behalf of the Company, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or Brooke Capital for performance of any obligations to agents associated with all such franchise agreements.

Related party notes receivable, interest receivable and total loss exposure associated with the notes receivable consisted of the following:

	March 31, 2008	December 31, 2007
Brooke Corporation. Various notes receivable with interest rates ranging from 3.00% to 10%. Maturities range from March 2008 to April 2013.	$19,846	$18,002
Less: Brooke Corporation loans sold	(12,995)	(15,950)

Brooke Capital Corporation. Single note receivable with an interest rate of 8.75% and a maturity of September 2015.	411	1,022
Less: Brooke Capital Corporation loans sold	(363)	(1,022)

Brooke Investments, Inc. Various notes receivable with interest rates ranging from 8.75% to 9.25%. Maturities range from October 2011 to January 2021.	1,851	1,891
Less: Brooke Investments, Inc. loans sold	(1,569)	(1,602)

CJD & Associates, LLC. Single note receivable with an interest rate of 8.75% and a maturity of November 2010.	1,121	1,213
Less: CJD & Associates, LLC loans sold	(1,120)	(1,212)
Plus: Related party loan participations not classified as a true sale	4,748	5,214

Total related party notes receivable, net	11,930	7,556
Interest earned not collected on related party notes *	236	194

Total related party notes and interest receivable, net	$12,166	$7,750

*	The Company has a corresponding liability for interest payable to participating lenders of related party notes in the amounts of $48,000 and $65,000 at March 31, 2008, and December 31, 2007, respectively.

The Company received total interest of $498,000 and $545,000, for the three months ended March 31, 2008 and 2007, respectively, from related party notes receivable listed in the above table, of which $462,000 and $287,000, respectively, was paid to participating lenders.

The Company has not sold any loans made to related parties that resulted in gain on sale of notes receivables at March 31, 2008. The Company has sold loans made to related parties that have decreased the gain on sale of notes receivable by $26,000 and $2,000 at March 31, 2008 and March 31, 2007 respectively.

Loan participations purchased by related parties and the corresponding interest payable consisted of the following:

	March 31, 2008	December 31, 2007
The DB Group, Ltd. Various loan participations with interest rates ranging from 8.5% to 11%. Maturities range from December 2008 to March 2016.	$1,213	$1,438
DB Indemnity, Ltd. Various loan participations with interest rates ranging from 11.25% to 11.50%. Maturities range from January 2009 to January 2022.	468	5,904

Total related party loan participations	1,681	7,342
Interest payable to related party loan participations	—	72

Total related party loan participations and interest payable	$1,681	$7,414

The Company paid $18,000 and $87,000 to related party participating lenders for participating interest for the three months ended March 31, 2008 and 2007, respectively.

Until March 2008, Aleritas maintained an unrestricted cash bank account with Brooke Savings Bank, a wholly owned subsidiary of Brooke Bankshares which is privately held by Brooke Corporation. The bank balance was $1,060,000 as of December 31, 2007.

Rob Orr, Chairman of the Board and Chief Financial Officer owns a controlling interest in Brooke Holdings, Inc. which owned 43.7% of Brooke Corporations common stock at March 31, 2008. Rob Orr is also Chairman of Brooke Corporation which owned 62% of the Company at March 31, 2008

Michael S. Lowry, Senior Vice President of the Company, is a co-member of First Financial Group, LC. Kyle L. Garst, Chairman and Chief Executive Officer of Brooke Capital, is the sole manager and sole member of American Financial Group, LLC. In October 2001, First Financial Group, LC and American Financial Group, LLC each guaranteed 50% of an Aleritas loan to The Wallace Agency, LLC of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001, and is scheduled to mature on January 1, 2014. At March 31, 2008, the Company had a loss exposure of $274,000 related to the outstanding principal balance. First Financial Group, LC and American Financial Group, LLC each sold its ownership interest in The Wallace Agency back to The Wallace Agency, LLC in March 2007.

In January 2008, the Company entered into a Business Development and Finders Fee Agreement with Quantum Ventures of Michigan, LLC (“QVM”). This agreement was approved by the Company’s directors and Governance Committee and then subsequently by the full Board of Directors (except that all related parties were excused from voting). One of the principals of QVM is Michael C. Azar, was a director of the Company until his resignation on April 1, 2008, and the former President of Oakmont Acquisition Corp., which merged with Brooke Credit Corporation of Kansas on July 18, 2007. Pursuant to the agreement, the Company pays QVM $120,000 per annum, plus a percentage fee (which varies for each potential acquisition) for its work in bringing about an acquisition by the Company of another business entity through means such as a stock or asset purchase, or by merger or consolidation.

11. Intangible Assets

There were no intangible assets with indefinite useful lives at March 31, 2008, and December 31, 2007. The intangible assets with definite useful lives follow:

	Intangible Assets		Amortization Expense
			Three Months Ended
	March 31, 2008	December 31, 2007	March 31,
			2008	2007
Servicing asset	$5,763	$6,084
Contract database and capitalized software costs	222	187

Total	$5,985	$6,271	$386	$293

Amortization expense for intangible assets for the twelve months ended March 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $1,218,000, $1,139, 000, $947,000, $771,000 and $610,000, respectively.

12. Fair Value Assets and Liabilities

The company measures certain assets at fair value in accordance with FAS No. 157 “Fair Value Measurements”. The table below summarizes all assets measured at fair value on a recurring basis at March 31, 2008. No significant unobservable inputs were used to measure these assets. In addition, the Company did not apply fair value treatment as allowed under FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for any of its liabilities at March 31, 2008.

	March 31, 2008
	Fair Value at 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Notes and interest receivable, net	164,892		164,892
Securities available for sale	12,749		12,749

Total Assets	$177,641	$—	$177,641	$—

See note 3 for discussion regarding valuation methodology for these assets.

13. Foreign Currency Translation

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

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment included in accumulated other comprehensive income within shareholders’ equity as detailed below.

Three Months Ended
March 31, 2008
Gross translation adjustment	$(119)
Deferred taxes on the above	45

Net impact on accumulated other comprehensive income	$(74)

14. Recently Issued Accounting Standards

In August 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. The Company’s off-balance sheet transactions could be required to be reported consistent with the provisions of the exposure draft. Aleritas will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPEs.

In April 2008 the Financial Accounting Standards Board (“FASB”) decided to remove the qualifying special-purpose entity concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and simultaneously remove the QSPE exception from consolidation in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FASB also decided to amend Paragraph 9(a) to explicitly require preparers assessing legal isolation to consider all involvements with the transferred asset by entities within the consolidated group; and Paragraph 9(c) to prohibit sale accounting if the transferor has imposed a constraint on the transferee. The primary potential consequences of the tentative decision are that transferors would have to evaluate whether to consolidate any entity to which the assets are “sold” if the transferor retains an economic interest in the transferred assets, and that transfers would not be accounted for as sales if the transferor imposes a constraint on the transferee under any circumstances. An exposure draft of proposed requirements is planned by the end of June 2008, and a final Statement is planned to be effective for periods beginning after December 15, 2008. Aleritas will monitor the status of the exposure draft and consider what changes, if any, could be make to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPE’s. At March 31, 2008, the QSPE’s held loans totaling $298,979,000 which could be required to be shown on the financial statements depending on the outcome of the exposure draft.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. The Company adopted the provisions of SFAS 157 on January 1, 2008. See Note 12 which describes the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, however early adoption is permitted. No additional assets or liabilities were selected for fair value recognition as a result of FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.

On February 20, 2008, the FASB issued Staff Position (FSP) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, (“FSP 140-3”). The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS 140. The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Early application is not permitted. The Company is in the process of evaluating the impact of the position on its financial statements.

15. Subsequent Events

Effective April 30, 2008, the Company’s Chief Financial Officer, Andrea F. Bielsker, resigned. Aleritas’ Chairman Robert D. Orr assumed the duties of CFO and Aleritas’ President Michael S. Hess assumed Mr. Orr’s responsibilities as Chief Executive Officer.

Effective April 25, 2008, Aleritas Capital reduced its loan production staff by 12 employees. Aleritas expects to originate fewer loans during the coming months as a result of the continued restricted credit market environment. This reduction in cost structure reflects the expected reduction in loan origination revenues for the balance of 2008. In an effort to further reduce corporate overhead, Aleritas will share certain personnel and administrative activities with Brooke Corporation, the Company’s largest shareholder.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Data in tables is in thousands, except per share data and the number of loans and obligors.

Forward-Looking Information

Aleritas cautions that this report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans. While the Company provides forward-looking statements to assist in the understanding of its anticipated future financial performance, readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date that they are made. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond Aleritas’ control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties include, but are not limited to:

•	A significant part of Aleritas’ business strategy involves originating new loans, and the failure to grow may adversely affect its business, prospects, results of operations and financial condition.

•	The Company’s borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

•	Aleritas’ financial condition could be adversely affected if it is unable to fund its loans through sales to third parties.

•	Aleritas may not be able to secure the lines of credit and additional sources of funding necessary to accommodate its growth.

•	The Company makes certain assumptions regarding the profitability of its securitizations, loan participations, warehouse lines of credit and other funding vehicles which may not prove to be accurate.

•	The value of the collateral securing Aleritas’ loans may be adversely affected by its borrowers’ actions.

•

The value of the collateral securing and the overall quality of Aleritas’ loans may be adversely affected by actions of Collateral Preservation Providers contracted to assist in providing specialized servicing associated with loans originated by Aleritas.

•	Potential litigation and regulatory proceedings could materially adversely affect the Company’s financial condition.

•	Aleritas may be required to repurchase loans sold with recourse or make payments on guarantees.

•	The Company is dependent on key personnel.

•	Efforts to comply with the Sarbanes-Oxley Act may entail significant expenditures; while non-compliance with the Sarbanes-Oxley Act may adversely affect the Company.

•	The Company may not be able to accurately report its financial results or prevent fraud if it fails to maintain an effective system of internal controls.

•	The Company’s reserves for credit losses may not be adequate.

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

General

Aleritas is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s target market consists of retail insurance agencies, and managing general agencies, where the sale of insurance is their primary business. In addition, Aleritas loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business.

Aleritas is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. The Company lends to four primary types of borrowers:

•

Retail insurance agents and agencies that are franchisees of Brooke Capital Corporation (“Brooke Capital”), an affiliated company. Loan balances associated with this lending program were $348,888,000 and $348,119,000 as of March 31, 2008, and December 31, 2007, respectively. Loan balances increased from December 31, 2007, to March 31, 2008, by 0%.

•

Retail insurance agents and agencies that are not franchisees of Brooke Capital. This lending program primarily includes loans made to captive retail insurance agents and agencies. Loan balances associated with this lending program were $89,440,000 and $85,638,000 as of March 31, 2008, and December 31, 2007, respectively. Loan balances increased from December 31, 2007, to March 31, 2008, by 4%.

•

Managing general agencies, in which the sale of insurance is their primary business. Loan balances associated with this lending program were $175,525,000 and $162,005,000 as of March 31, 2008, and December 31, 2007, respectively. Loan balances increased from December 31, 2007, to March 31, 2008, by 8%.

•

Independent funeral home owners, in which the sale of insurance is not their primary business but often an important part of their business (the sale of pre-need life insurance). Loan balances associated with this lending program were $75,006,000 and $76,658,000 as of March 31, 2008, and December 31, 2007, respectively. Loan balances decreased from December 31, 2007, to March 31, 2008, by 2%.

Loan balances (excluding related party loans) in which Aleritas has retained interest and/or servicing rights follow:

	March 31, 2008	December 31, 2007	Average Loan Sixe
			March 31, 2008	December 31, 2007
Loan portfolio composition:
On-balance sheet loans	$171,061	$136,298
Off-balance sheet loans	522,388	541,948

Total	$693,449	$678,246

Loans (number and average loan size)	1,272	1,313	$545	$517
Obligors (number and average loan size)	865	843	802	805
Weighted average seasoning (months)	17	16
Weighted average months to maturity	120	125
Variable loan portfolio’s average index over prime	3.81%	3.78%

On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to warehouse entities that do not qualify as true sales pursuant to the criteria established by SFAS 140. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special-purpose entities that qualify for a true sale pursuant to the criteria established by SFAS 140. All loan balances described above and portfolio statistics described below in this section exclude related party loans.

A majority of the loans are variable rate loans based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, there are fixed rates on 2.8% of the portfolio. Typically the interest rate adjusts daily based on Prime; however, 1.4% of the portfolio adjusts annually and an immaterial amount of the loans adjust monthly.

The Company attempts to mitigate credit risk by retaining industry consultants and franchisors (“Collateral Preservation Providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assisting in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services, rehabilitation services, and liquidation services. For these collateral preservation services, Aleritas shares a portion of the loan fee and interest income received on loan balances over the life of the loans and, in some instances, may be entitled to additional compensation and expense reimbursement, in excess of sharing in loan fees and interest income.

In 2005, Brooke Franchise (which was merged into Brooke Capital in November 2007) and Brooke Brokerage Corporation were the sole Collateral Preservation Providers. However, as loan balances increased during 2006 and 2007, Aleritas correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended March 31, 2008 and 2007, Aleritas paid $5,655,000 and $1,033,000, respectively, in collateral preservation fees to Collateral Preservation Providers. Loan origination fees collected from borrowers offset the initial collateral preservation expense. As of March 31, 2008, Collateral Preservation Providers in which Aleritas has contracted to purchase collateral preservation services included Brooke Capital, Brooke Brokerage Corporation’s subsidiary, CJD & Associates, LLC, and First Life Brokerage, Inc. (Brooke Capital Advisors, Inc. as of February 2007), all affiliates, and Marsh Berry & Company and Johnson Consulting Group, non-affiliates. In some cases, affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

Recent Developments

On March 31, 2008 the Company announced that it intends to fund future loans primarily through its participating bank network, which will slow down its growth plans. The Company’s previously disclosed goal of $1 billion in loan portfolio balances likely will not be achieved in 2008 and is no longer an express goal of the Company. The Company’s liquidity has been affected by the disruption in the credit markets as described more fully below.

On March 31, 2008 Michael S. Lowry resigned as President and Chief Executive Officer of the Company effective immediately and was appointed as Senior Vice President of the Company. Also on March 31, 2008, Anita F. Larson, Chairman of the Board and Chief Operating Officer of the Company resigned as Chief Operating Officer effective immediately and was named Senior Vice President of the Company.

Beginning in January 2008 Brooke Capital began charging Aleritas a management fee and expenses associated with collateral preservation activities on those Brooke Franchise agencies currently being rehabilitated, managed or liquidated as provided in the Collateral Preservation agreement between the companies. These fees paid to Brooke Capital were $4,373,000 for the three months ended March 31, 2008. As these agencies require extensive resources to maintain, the Company has made the decision to liquidate these agencies as soon as possible. In our Form 10-K, we indicated that the Company was disputing the amount of collateral preservation fees paid to Brooke Capital Corporation. Upon further investigation, the Company has determined that these fees are appropriate in light of the significant services provided. Aleritas has increased is loan loss reserve from $1,655,000 to $14,101,000 at March 31, 2008 to cover the expected losses associated with the loans it holds on its balance sheet. In addition, Aleritas has taken $11,763,000 impairment on its Securities balance to reflect the impact on its retained interest. See note 3 for further details.

Results of Operations

In recent years, results of operations have been significantly impacted by the growth of the portfolio, the expansion of loan funding sources, the development of a securitization model and the expansion of lending programs. Results of operations for the most recent quarter have been impacted by the tightening credit market which has led to significantly lower loan origination and higher funding costs. Results have also been impacted by significantly higher collateral preservation expenses and also higher loan loss reserve estimates as a result of a liquidation plan developed for loans by which Brooke Capital Corporation is providing extensive rehabilitation and management services. The following table shows income and expenses and their related percentage changes.

	Three Months Ended March 31,		Percent Increase (Decrease)
	2008	2007
Operating Revenues
Interest income	$14,550	$15,061	-3%
Participating interest expense	(7,912)	(7,634)	4%
Expense as a percent of income	54%	51%
Credit loss	(12,537)	(671)	1768%

Net interest income after credit loss	(5,899)	6,756	-187%
Impairment Losses	(11,763)	—	—
Gain on sale of notes receivable, net	73	6,921	-99%
Other income	147	168	-13%

Total Operating Revenues	(17,442)	13,845	-226%

Operating Expenses
Operating interest	762	1,665	-54%
Compensation	1,524	502	204%
Depreciation and amortization	410	293	40%
Collateral preservation	5,655	818	591%
Other general and administrative	2,564	947	171%

Total Operating Expenses	10,915	4,225	158%

Income (Loss) from Operations	(28,357)	9,620	-395%

Extinguishment of debt	8,210	—	—
Interest expense	1,571	1,670	-6%

Income (Loss) before Income Taxes	(38,138)	7,950	-580%
Income tax expense (benefit)	(14,492)	3,021	-580%

Net Income (Loss)	$(23,646)	$4,929	-580%

Basic earnings per share	$(0.87)	$0.19	-558%
Diluted earnings per share	(0.87)	0.19	-558%

Interest Income

The Company typically sells most of the loans originated to funding institutions as loan participations and to qualifying special purpose entities (“QSPEs”) in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Prior to either type of sale transaction, these loans are typically held on the Company’s balance sheet and earn interest income during that time. After the loans are sold, interest income continues to be earned from the retained residual assets in these off-balance sheet loans. For the three months ended March 31, 2008 as compared to the comparable period in 2007, interest income decreased by 3%. The decrease in interest income resulted primarily from several reductions in key interest rates during the first quarter of 2008. Most of the loans held in the Company’s inventory are reset daily to an index sale above the New York Prime rate by which the Company maintains interest rate risk. Furthermore, the decline is also attributable to an increase in loan balances more than 90 days delinquent in the Company’s inventory by which the Company does not accrue interest beyond that 90 days past due period.

Participating Interest Expense

A portion of the interest income that is received on loans is paid out to the purchasers of its loans, such as participating lenders and QSPEs. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of an increase of its cost of funds related to loans funded by the off-balance sheet facility with Fifth Third Bank. The Fifth Third facility is a commercial paper conduit. Cost of funds related to commercial paper increased significantly during the first quarter of 2008 as a result of the deteriorating credit markets. Participation interest expense represented 54% and 51% of interest income for the three months ended March 31, 2008 and 2007, respectively.

Credit Loss

A loan loss reserve was established during the third quarter of 2007 and was increased by $12,537,000 during the three month period ended March 31, 2008. The significant increase in the loan loss reserve is mainly driven by the plan of Brooke Capital Corporation, an affiliated company of Aleritas Capital and a collateral preservation provider for loan to Franchisees of Brooke Capital Corporation, to move poorly performing franchisees out of the system and information provided by them on the expected liquidation value of these franchise loans. Prior loan loss reserves were established using a historical collateral valuation methodology based on debt to revenue multiples. The liquidation value estimates provided by Brooke Capital Corporation are impacted by the required liquidation of numerous agencies related to both on and off-balance sheet loans, in a short time frame during a period of restricted credit. Also, as the portfolio seasons, the Company is experiencing increased delinquencies. At March 31, 2008, $24,113,000 in loan balances held on its balance sheet were more than 60 days delinquent as compared to $13,301,000 in loans more than 60 days delinquent at December 31, 2007. Additionally, Aleritas wrote off loans directly to expense prior to the establishment of the loan loss reserve. These direct write-offs equaled $671,000 for the three months ended March 31 2007. Refer to Note 1 for further details. Management will continue to evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve and input from its collateral preservation providers.

Gain on Sale of Notes Receivable

When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, servicing assets and interest-only strip receivables are typically recorded. For residual assets resulting from loans sold to QSPEs, accounted for as a true sale, securities are typically recorded consisting primarily of three types; interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. Revenues from gain on sales of notes receivable decreased in 2008 as compared to 2007 primarily because less notes receivable off-balance sheet were sold during 2008.

Aleritas estimates the value of interest-only strip receivables, servicing assets and interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by an estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate on the loans sold and the rate paid to participating lenders or the rate paid to investors and lenders to QSPEs. Over time, as cash is received from the payment of interest and servicing income, the value of the residual asset is reduced by writing down the interest asset and amortizing the servicing assets.

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

When the Company sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the notes receivable are sold. When the Company sells notes receivable to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivable to participating lenders is the gain on sale Aleritas records associated with the interest-only strip receivable and servicing assets, net of direct expenses, as described below. Unlike loans sold to QSPEs, the Company is the primary servicer of loans sold to participating lenders and as such servicing assets and liabilities are recorded.

The gain on sale of notes receivable has three components as detailed below.

	Three Months Ended March 31,
	2008	2007
Net gain from securitizations	$144	$7,721
Net gain (loss) from true sale loan participations:
Interest-only strip receivable benefit (loss)	56	(332)
Net gain (loss) from loan servicing	77	(266)

Subtotal	277	7,123
Losses from related party loan sales	(26)	(2)

Gain on sale of notes receivable	251	7,121
Less: Securitization fee expense	(178)	(200)

Gain on sale of notes receivable, net	$73	$6,921

The first component of the gain on sale of notes receivable is the gain on sale recorded associated with the over collateralization benefit based on a present value calculation of future expected cash flows from the retained portion of loans sold, net of prepayment and credit loss assumptions. Fluctuations in these gains, year-to-year, reflected the changing volume of loans sold to QSPEs. In addition, the spread for loans sold to QSPEs decreased from 4.79% in 2007 to 3.51% in 2008.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying participation loans sold, net of prepayment and credit loss assumptions. The spread associated with loan participations was approximately 2.19% in 2007 and 2008. However, due to tightening of credit markets, higher rates relative to the benchmark were required to be paid to the participating lenders. The spread percentages above exclude the spread associated with related party loans sold.

The third component of the gain on sale of notes receivable is the gain associated with the ongoing servicing responsibilities. When loan participation is accounted for as a true sale, servicing responsibilities are retained for which Aleritas typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. The decrease in net gains from loan servicing benefits for 2008 was primarily the result of less loans sold as true sale loan participations. The gains in 2007 were a result of the growth of the loan portfolio.

When the Company sells loans to QSPEs that qualify as true sales under SFAS 140, a gain on sale is recognized when the notes receivable are sold. When the Company sells notes receivable to QSPEs, it typically retains interest rights. The component of the gain on sale of notes receivable to QSPEs is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to QSPEs an unaffiliated third party is the servicer and Aleritas is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells its loans to QSPEs in connection with securitizations, the net proceeds have historically approximated 75% to 85% of the loan balances sold to the special purpose entity. Unlike participation sales, in securitizations an unaffiliated third party is the servicer and Aleritas is a secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from 15% to 25% of the loan balances sold, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency—franchise, retail insurance agency—non franchise and funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in Aleritas’ securitization that closed in July 2006, loans with balances totaling $65,433,000 were sold to a QSPE. Net proceeds of $52,346,000 were received by Aleritas. See the Off-Balance Sheet Arrangements section of this Form 10-Q below for the net proceeds associated with Aleritas’ other securitizations. With respect to loans sold as participations, the net proceeds received are generally 100% of the principal balance of the loans sold. In the event that Aleritas chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from the balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded as the cash value of the reserve account.

Gains from servicing and interest benefits are typically non-cash gains as cash is received equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires Aleritas to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to QSPEs accounted for as sales include the following:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate)	12%
Weighted average life (in months)	143
Expected credit losses (annual rate)	0.5%
Discount rate (annual)	11%

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

The most significant impact from the loans sold has been the removal of loans from the Company’s balance sheet that Aleritas continues to service. The balances of those off-balance sheet assets totaled:

	March 31, 2008	December 31, 2007
Off-balance sheet unaffiliated loans	$522,388	$541,948
Percent of the portfolio	75%	80%
Related party loans off-balance sheet	11,300	14,572

The decreased level of off-balance sheet assets in 2008 was primarily the result of holding more loans on its balance sheet, through increased utilization of the Company’s on-balance sheet warehouse facility with DZ Bank.

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

March 31, 2008
Estimated cash flows from loan servicing fees	$11,131
Less:
Servicing expense	(2,030)
Discount to present value	(3,374)

Carrying value of retained servicing interest in loan participations	$5,727

Servicing asset attributable to related party loans excluded above	$36

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability follow:

March 31, 2008
Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	49
Discount to present value	(35)

Carrying value of retained servicing liability in loan participations	$14

Servicing liability attributable to related party loans excluded above	$24

Loan Participations - Interest-Only Strip Receivable Asset

To the extent that the difference between the rate paid to participating lenders and the rate received from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, a non-cash asset is recognized, called an “Interest-only strip receivable asset,” on the balance sheet. This amount is equal to an estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to Aleritas) and prepayment assumptions. Components of the interest receivable asset follow:

March 31, 2008
Estimated cash flows from interest income	$11,163
Less:
Estimated credit losses	—
Discount to present value	(3,343)

Carrying value of retained interest in loan participations	$7,820

Interest on related party loans excluded above	$25

Securitizations - Interest-Only Strip Receivable Asset

The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued and off-balance sheet debt secured. The Company retains ownership of the over-collateralization interest in loans sold, which is included in its securities balances, and have historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, Aleritas recognizes a non-cash gain from subordinate interest spread in the loans sold, in which the Company recognizes an interest-only strip receivable included within its securities balance. The amount of gain or loss recorded on the sale of notes receivable to QSPEs depends in part of the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest-only strip receivable resulting from the sale of notes receivable to QSPEs, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, a fair value is typically estimated for these assets. The fair value of the interest-only strip receivables retained is best on the present value of future expected cash flows using managements best estimate of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risks involved.

Although Aleritas does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, the retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

The carrying values of securities, resulting from loan sale activities to QSPEs, follow:

	March 31, 2008	December 31, 2007
Interest-only strip receivables	$24,225	$28,144
Retained over-collateralization interest in loans sold	59,401	58,769
Cash reserves	850	850

Securities resulting from sales to QSPEs	$84,476	$87,763

Securities balances decreased at March 31, 2008, as compared to December 31, 2007, primarily as a result of selling less loans off-balance sheet and also as a result of an impairment expense incurred during the first quarter of 2008 related to an increase in credit loss estimated from the liquidation plan of certain franchise loans. The securities are subject to credit and prepayment risks on the transferred financial assets.

Components of the interest receivable portion of securities follow:

March 31, 2008
Estimated cash flows from interest income	$39,557
Less:
Estimated credit losses	(4,887)
Discount to present value	(10,445)

Carrying value of interest receivable portion of securities	$24,225

In addition to the above noted estimated credit losses, the Company has also estimated credit losses totaling $9,142,000, primarily as a result of loans included within the liquidation plan implemented by management during the first quarter of 2008. These estimated losses have reduced the subordinate equity tranche portion of off balance sheet securitization balances as of March 31, 2008.

As part of the calculation of the carrying value of securities in connection with securities balances, the Company assumes a credit loss assumption equal to 0.50% annually against loan balances. During the first quarter of 2008, the Company estimated credit losses which exceed this credit loss assumption. This resulted in an impairment loss during against securities balances during the first quarter of 2008. The Company believes that the credit loss assumption is adequate as this loss assumption reflects losses over time, despite cycles of market conditions which may result in periodic decreases and increases in credit losses. As a result of the rapid deterioration of the credit markets and also recent actions by Brooke Capital to reduce rehabilitation and management support related to certain distressed franchise businesses, the Company elected to implement a one-time loss estimate above and beyond its regular loss assumption. The Company believes that this one-time charge is the result of isolated events and will return to regular levels once the credit markets stabilize and also once these certain franchise businesses have been liquidated.

Operating Interest Expense

For the three months ended March 31, 2008, operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2007. The reduction of loans held on balance sheet during the first quarter of 2008 as compared to the same period in 2007 was primarily the result of utilization of the off-balance sheet facility from Fifth Third Bank which closed in March 2007.

Compensation Expense

The increase in compensation expense for the three months ended March 31, 2008, was primarily due to restricted stock grants of $620,000 that were granted prior to the merger with Oakmont. Other wages increased compared to the comparable prior period as additional staff was added to accommodate portfolio growth. Compensation expense is expected to be lower in future periods due to staff reductions subsequent to the end of the first quarter. See Note 15 for more information.

Collateral Preservation Expense

Collateral preservation expense includes up-front, ongoing and special fees paid to collateral preservation providers to provide sourcing and underwriting assistance and ongoing loan monitoring and loss mitigation services. This expense increased for the three months ended March 31, 2008, due to the growth in loan originations and the size of the loan portfolio. In addition to the standard up-front and ongoing collateral preservation fees, special fees were paid for specialized services such as services provided in connection with the management and liquidation of collateral, provided on certain loans in the first quarter of 2008 that increased the expense by $4,577,000. No special fees were incurred during the comparable period in 2007 for specialized services. These specialized services resulted from an increase in the Company’s loan delinquencies and an increase in distressed businesses resulting primarily from difficult market conditions, such as the softening insurance market place. In addition, Brooke Capital, a collateral preservation provider for franchise loans, has asked Aleritas to pay certain additional fees and expenses associated with these liquidation services that Brooke Capital had previously paid, in accordance with their Collateral Preservation Agreement. These fees and expenses led to significantly higher collateral preservation expenses in the first quarter of 2008 and will likely lead to significantly higher collateral preservation expenses in the next couple of quarters. The higher collateral preservation expense in the future may be partially mitigated by Brooke Capital’s plan to liquidate these underperforming agencies as soon as reasonably possible. During the first quarter of 2008, Aleritas significantly increased its credit loss estimates related to franchise loans which are likely to be liquidated rather than paying increased collateral preservation expenses to Brooke Capital. Also, as Aleritas increases its utilization of non-Brooke Capital collateral preservation providers, it will likely have to pay more for these services.

Other General and Administrative Expenses

The increase in these expenses for the three months ended March 31, 2008, was primarily due to higher legal and advertising expenses and lower loan fees earned that offset operating expenses. Early in the quarter, advertising had been increased significantly from prior periods to increase loan originations. As the credit crunch intensified during the quarter, the Company slowed loan originations and significantly reduced ongoing advertising.

Extinguishment of Debt

On March 7, 2008 the Company repurchased certain notes from Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Form 8-K, as amended by Form 8-KA, on February 14 and 15, 2008, The senior notes that were repurchased carried a coupon interest rate of 12%. The debt extinguishment resulted in a first quarter 2008 pre-tax charge of $8.2 million, which is comprised of $1.7 million associated with a cash prepayment premium, $4.1 million associated with the non-cash realization of deferred financing costs associated with the refinanced debt, and $2.4 million associated with the non-cash discount recorded due to the warrants issued in connection with the refinanced debt.

Interest Expense

Interest expense decreased due to the refinancing of the private placement debt offering in the first quarter of 2008 with lower cost debt.

Income Tax Expense

Income tax expenses, effective tax rates and tax liabilities are detailed below.

	Three Months Ended March 31,
	2008	2007
Income tax expense (benefit)	$(14,492)	$3,021
Effective tax rate	38%	38%

	March 31, 2008	December 31, 2007
Current income tax liabilities	$—	$2,549
Deferred income tax liabilities (asset), net	(830)	10,910

The Company historically filed a consolidated federal income tax return with Brooke Corporation. Effective with the Oakmont merger on July 18, 2007, the Company began filing separate tax returns which caused the effective tax rate to increase. Amounts that are deferred for tax purposes are deferred on Aleritas’ balance sheet as deferred income tax payables. In addition, Aleritas records amounts due to taxing authorities in future years for those amounts previously paid to Brooke Corporation; a corresponding receivable from Brooke Corporation is recorded. As a result, a significant deferred tax liability was recorded during 2006 for these amounts.

Balance Sheet

The following table provides selected assets and liabilities and their related percentage changes.

	March 31, 2008	December 31, 2007	Percent Increase (Decrease)
Notes and interest receivable	$164,892	$142,467	16%
Securities	84,476	87,763	-4%
Interest-only strip receivable	7,845	7,771	1%
Deferred charges	2,051	5,199	-61%
Receivable from Brooke Corporation	8,053	10,936	-26%
Accounts payable	33,711	8,853	281%
Payable under participation agreements	56,267	47,360	19%
Deferred income tax liability (asset), net	(830)	10,910	-108%
Short-term debt	60,525	27,569	120%
Long-term debt	41,250	53,123	-22%

Notes Receivable and Interest Earned Not Collected

Notes receivable balances vary, sometimes significantly from period to period, as a result of Aleritas’ decision to temporarily retain more or fewer loans on its balance sheet until they are sold off-balance sheet to participating lenders or QSPEs. Note balances on March 31, 2008, as compared to balances on December 31, 2007, increased primarily as a result of utilizing the on balance sheet warehouse facility which was not utilized during 2007. In addition, more loans were financed with secured borrowings rather than true sale participations during the period. As noted above, a loan loss reserve was established during the third quarter of 2007 and increased significantly in the first quarter of 2008. This reserve, totaling $14,101,000 at March 31, 2008, reduces the notes receivable balance.

Historically, Aleritas retained loan balances on its balance sheet for relatively short periods of time until such loans were sold off-balance sheet to participating lenders or QSPE’s. Because of the deteriorating credit market, prospective buyers of loans held on-balance sheet have declined. As a result, the Company is more likely to hold these loans for longer periods of time as compared to historical. Furthermore, the Company has experienced deterioration in credit quality related to its loan inventory and as a result increased its reserve related to these loans at March 31, 2008. AS a result of deterioration of credit quality related to this inventory, the Company may find it difficult to find prospective buyers of notes and may be required to hold such loans in its inventory until such loan are resolved through rehabilitation or liquidation.

Securities

The securities balance primarily consists of two types of securities, interest-only strip receivables in QSPEs, retained over-collateralization interests in QSPEs that have purchased loans from the Company, and cash reserves. The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities and off-balance sheet debt secured. Aleritas retains ownership in the QSPEs, which is included in its securities balances. As cash is received for the interest-only strip receivable as well as the principal attributable to the over-collateralization retained interest, the securities balance declines. As of March 31, 2008, securities balances decreased primarily due to a $11,763,000 impairment recorded at March 31, 2008 related to expected losses on loans held by QSPE’s.

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

Deferred Charges

Deferred charges include fees paid to establish and increase the bank lines of credits and costs associated with a private placement debt offering that closed during 2006. Deferred charges decreased during 2008 primarily due to the realization of $4.1 million of previously deferred financing costs associated with the early pay-off in March 2008 of Falcon Jordan notes issued on October 31, 2006.

Receivable from Brooke Corporation

         The receivable from Brooke Corporation includes notes receivable, accrued interest and an amount due to Aleritas from Brooke Corporation for tax amounts Aleritas paid to Brooke Corporation that were not yet due to tax authorities. At December 31, 2007, the receivable from Brooke Corporation totaled $10,936,000 and was reduced to $8,053,000 at March 31, 2008, representing a decrease of $2,883,000. During the first quarter of 2008, Brooke Corporation provided unsecured capital to Aleritas totaling $6,401,000 in which proceeds were used to improve liquidity within Aleritas by reducing short term obligations. This short-term capital has been repaid to Brooke Corporation by Aleritas during the 2nd quarter of 2008. Furthermore, Brooke Corporation reduced amounts due to Aleritas for prior taxes paid by $920,000 and made principal loan payments during the quarter of $156,000. During the quarter, Aleritas made a loan to Brooke Corporation totaling $2,000,000 by which Brooke Corporation used the proceeds to open and pledge a certificate of deposit for benefit of Aleritas with one of its creditors. The IENC related to loans from Brooke Corporation to Aleritas increased $94,000 during the first quarter of 2008. Finally, Aleritas repurchased a $2,500,000 loan participation held by a funding partner in a portion of a Brooke Corporation loan previously originated and sold by Aleritas.

Aleritas filed its federal income tax return for 2006 on a consolidated basis with Brooke Corporation. For years prior to 2006, pursuant to the Servicing and Tax Allocation Agreement between Aleritas and Brooke Corporation, Aleritas paid to Brooke Corporation its share of any such consolidated tax liabilities for the fiscal tax years calculated as 38% (38% in 2005, 34% in 2004) of Aleritas’ pretax earnings. As taxes were paid to Brooke Corporation on all pretax earnings, Aleritas did not record deferred taxes on those items with temporary differences between financial reporting amounts and the tax basis. Rather, Brooke Corporation recognized the resulting deferred tax liabilities. The Company did, however, recognize the deferred tax liabilities that resulted from the accumulated other comprehensive income items for each year presented. For the year 2006, pursuant to the Servicing and Tax Allocation Agreement between Aleritas and Brooke Corporation, Aleritas is obligated to pay to Brooke Corporation its share of any such consolidated tax liabilities for the 2006 fiscal tax year. The amount is calculated as 38% of Aleritas’ taxable income, excluding any income resulting from deferred liabilities from any prior tax year or years related to gains on sale. In 2006, Aleritas began to recognize the deferred tax liabilities that result from the gain on sale revenues.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed above, Aleritas paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities in future years. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts. Effective January 1, 2007, Aleritas and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to Aleritas the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At March 31, 2008, and December 31, 2007, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from this arrangement was $3,384,000 and $4,303,000, respectively.

Effective with the Oakmont merger on July 18, 2007, Aleritas began filing separate tax returns and paying its tax obligations directly to the taxing authorities.

Accounts Payable

Accounts payable include ordinary accrued expenses, collateral preservation fees due to Collateral Preservation Providers and amounts due to the securitization entities, warehouse facilities and participating banks. A significant portion of the increase was generated by the outstanding deficiency that existed in the off balance sheet revolving line of credit facility. At March 31, 2008, the Company was not in compliance with all of the terms and conditions of this facility and had an unresolved deficiency in the facility of $12,974,000. Accounts payable also increased significantly in 2008 partially as a result of a delay in making loan payments and loan payoffs to the above mentioned entities. A primary driver of the increase in accounts payable resulted from pressure on the Company’s liquidity as a result of the refinancing of debt by the Company during the 1st quarter of 2008. The debt amounts which were extinguished by the Company during the quarter totaled approximately $52,500,000. The refinancing loan with First State Bank of Gothenburg, Nebraska involved a $52,500,000 loan of which $41,000,000 was advanced at closing. The remaining $11,500,000 was to be advanced shortly after closing and once First State Bank secured additional participating lender commitments. Since closing, the credit markets have experienced significant deterioration which has delayed closing of the additional loan advance. Aleritas increased its accounts payable balances in order to satisfy the full payoff related to the extinguishment of debt totaling $52,500,000 although it only received an advance from First State Bank totaling $41,000,000. If and when the Company secures the additional advance from First State Bank, it plans to reduce a portion of the accounts payable. Additionally, Brooke Corporation provided unsecured and short-term capital to Aleritas during the first quarter of 2008 which was used to reduce accounts payable. Progress has been made in reducing the payables balance after the end of the quarter, but it remains at a historically high level. Also contributing to the increase was the timing of loan payments on certain loans.

Payables under Participation Agreements

Payables under Participation agreements is the amount owed to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140. A majority of these Payable under Participation Agreements involve loan participation sales with maturity or repurchase dates which are shorter than the underlying loan maturity dates. Most of the maturity dates associated with these Payable under Participation Agreements are within 12 months, some of which are less than 30 days. The Company increased its Payable under Participation Agreements during the first quarter of 2008 in part to satisfy the payoff of the $52,500,000 in debt, along with the utilization of accounts payable. Aleritas has historically utilized the issuance of Payable under Participation Agreements as a component of its capital structure. This type of funding involves a higher degree of risk, as the Company is typically funding long-term assets with short-term liabilities. In light of the recent deterioration of the credit markets, the Company has found some of these lenders increasingly reluctant to renew these balances or new lenders to purchase loans with repurchase commitments by the Company.

Debt

During the first three months of 2008, short-term debt increased significantly as the result of on-balance sheet bank lines used to fund new loans, loans previously held in inventory, and notes receivable being reduced as a result of loans being sold off-balance sheet in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007.

Deferred Income Tax Payable

The decrease in the deferred income tax payable primarily resulted from the net operating loss generated in the first quarter of 2008. See “Receivable from Brooke Corporation” above for further discussion of this amount.

Loan Quality

Credit losses incurred on the loan portfolio follow:

	Three Months Ended March 31,
	2008	2007
Credit losses on all loans	$12,537	$671

Summary of Credit Losses:
Retail insurance agencies - franchise	$1,504	$—
non-franchise
Managing general agencies
Funeral homes
Related parties

Total credit losses	$1,504	$—

Credit Loss Analysis:
On-balance sheet loans:
Loans charged off, net of recoveries	$91	$3
Increase in the loan loss reserve	12,537	—

Total credit losses - on-balance sheet loans	$12,628	$3

Percent of on-balance sheet loans	7.4%	0.0%

Off-balance sheet loans:
Credit losses incurred - warehouse facility*	$—	$—
participations	318	—
securitizations	1,096	668

Total credit losses - off-balance sheet loans	$1,414	$668

Annualized percent of off-balance sheet loans	1.1%	0.6%

*	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than charged to credit loss expense.

Credit losses incurred increased in 2008 compared to the prior years due to an increase in the size of the loan portfolio and greater seasoning of the loans in the portfolio. Additionally, Aleritas is beginning to experience the impact of Brooke Capital’s plan to reduce its expenses associated with franchisee commission advances and other financial support as well as rehabilitating poorly performing franchisees, resulting in credit losses on some of these agencies.

Loan balances delinquent 60 days or more are detailed below.

	March 31, 2008		December 31, 2007
	Amount	Percent of Loans	Amount	Percent of Loans
On-balance sheet loans	$24,113		$13,301
Off-balance sheet loans - warehouse facility	—		—
participations	13,673		7,343
securitizations	1,852		1,898

Total loan balances delinquent 60 days or more	$39,638	5.7%	$22,542	3.3%

Percent of delinquent loans associated with:
Retail agency loans - franchise		77%		91%
non-franchise		0%		0%
Independent funeral home owners		13%		9%
Managing general agencies		0%		0%
Other		10%		0%
Delinquent loans to related entities	$—		$—

Loans to start-up franchisees of Brooke Capital mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. Delinquencies associated with these start-up franchisee loans represented 68% of the total loan balances delinquent 60 days or more. The increase in delinquencies associated with these loans from $22,542,000 at December 31, 2007, to $39,638,00 at March 31, 2008, was primarily attributable to the significant increase in start-up loans that reached loan maturity thus far in 2008 as compared to prior periods. As a result of this significant increase in start-up franchise loan delinquencies, Aleritas has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.

Start-up, or “location” loans provide a platform for us to loan capital to a business as it grows while reducing the risk of retention typically associated with acquisition loans. Approximately 7.3% of our total managed assets are classified as location loans. In an effort to qualify these loans to more lenders, we set a commission threshold for these agencies to meet within their first 8 months of business and an average of 9.2 agencies per month has attained this threshold over the previous 12 months and the numbers are improving. It is our understanding that Brooke Capital Corporation does not intend to expand its startup franchise program and will instead focus on replacing start-up agents that filed to meet the commission threshold. We continue to believe in providing financing to quality insurance professionals to start and grow their businesses.

Aleritas believes one important factor regarding credit quality for the Company, its participating lenders and investors, results from the cash management feature imposed by Aleritas on retail borrowers representing 63% and 64% of on and off-balance sheet loans at March 31, 2008, and December 31, 2007, respectively, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly by the insurance companies or deducted from commissions received by Brooke Capital prior to payment of commissions to the borrower and most other creditors. Aleritas believes that credit problems associated with retail agency loans are more likely to be identified when the Company monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Aleritas’ loan delinquencies.

Aleritas believes another important factor regarding credit quality for the Company, its participating lender and purchasers of its loans, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Aleritas in the preservation of collateral and improvement of borrower financial performance.

The level of credit losses and payment delinquencies increased during 2007 and 2008. Aleritas believes that these increases were primarily attributable to increased strain placed on its borrowers resulting from conditions in which Aleritas had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. The Company expects increased levels of payment delinquencies and credit loss for Aleritas, and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, collateral preservation providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers have demanded increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitative services during these challenging market conditions, which has significantly increased the Company’s level of collateral preservation expense. Furthermore, Brooke Capital has informed Aleritas that it intends to charge Aleritas for certain rehabilitation, management and liquidation services, in excess of sharing in loan fees and interest income.

Brooke Capital recently communicated to Aleritas its intent to significantly reduce its financial support of certain franchisees and rehabilitation services to certain underperforming franchisees. Based on this planned action and a liquidation valuation analysis provided by Brooke Capital, the loan loss reserve for on-balance sheet loans was increased by $12,537,000 to $14,101,000 at March 31, 2008. This increase reflects the expected loan losses from the liquidation of several agencies as well as potential losses on other loans in the portfolio.

Furthermore, Brooke Capital has reduced and, in some cases, eliminated short-term cash flow assistance to its franchisees and has ceased granting temporary extensions of due dates for some franchise statement balances owed by franchisees to Brooke Capital. The Company expects this action by Brooke Capital to have a negative impact on certain franchises and thus on Aleritas’ franchise loan portfolio and is closely monitoring this situation and its loan loss reserve.

Aleritas relies on the recruitment activities of Brooke Capital for the resale of franchise businesses, including start-up franchise businesses with little or no business revenues. Decreased recruitment activities on the part of Brooke Capital may have a negative impact on its franchise portfolio and Aleritas is closely monitoring this situation and the impact it may have on its loan loss reserve.

During the latter part of 2007 and into 2008, Aleritas began to restrict capital associated with franchise lending. Because Brooke Capital’s revenues and earnings are largely dependent on franchise location growth, which requires capital by lenders, such capital restriction may impact the financial condition of Brooke Capital which could have an adverse effect on Aleritas’ loan portfolio.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its retained assets are subject to loss, in part of in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed calculation. Following a write down of the value and the securities balance by $5,517,000 in the fourth quarter of 2007, the Company further wrote down its securities balance by $11,763,000 in the first quarter of 2008 to reflect the expected losses associated with the liquidation of several underlying franchise agencies. This reduces the securities balance in addition to the 0.50% credit loss assumption used to calculate expected credit losses associated with the retain interest which reduced Aleritas’ expected retained interest associated with these loans by $4,487,000 and $5,296,000 as of March 31, 2008, and December 31, 2007, to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Aleritas’ balance sheet.

Perhaps a greater risk to Aleritas is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to the Company’s QSPEs. In those cases in which Aleritas does not bear direct exposure to credit loss, if losses by participating lenders and investors and lenders that provide funding to its QSPEs reach unacceptable levels, then Aleritas may not be able to sell or fund loans in the future. The Company’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Aleritas.

Loan Stratifications

Loan balances in which Aleritas has retained interest and/or servicing rights follow. The loan balances addressed exclude related party loans.

	March 31, 2008	December 31, 2007	Percent Increase (Decrease)
Loan composition:
On-balance sheet loans	$171,061	$136,298	26%
Off-balance sheet loans	522,388	541,948	-4%

Total	$693,449	$678,246	2%

Following are various stratification tables of loan balances which exclude related party loans.

Analysis of Loan Balances: The following tables analyze on-balance sheet and off-balance sheet loans, categorized by loan type.

All loans (both on-balance sheet and off-balance sheet):

Loan Type	March 31, 2008	December 31, 2007	Percent Increase (Decrease)	Number of Loans
				March 31, 2008	December 31, 2007
Retail agency - franchise	$348,888	$348,119	0%	997	1,051
Managing general agency	175,525	162,005	8%	29	28
Funeral home owners	75,006	76,658	-2%	89	88
Retail agency - non-franchise	89,440	85,638	4%	149	137
Other	4,590	5,826	-21%	8	9

Total	$693,449	$678,246	2%	1,272	1,313

Minimum loan balance	$4	$18	-78%
Maximum loan balance	21,898	25,921	-16%
Total number of loans	1,272	1,313	-3%
Average balance per loan	$545	$517	6%

On-balance sheet loans only:

Loan Type	March 31, 2008	December 31, 2007	Percent Increase
Retail agency - franchise	$116,386	$92,286	26%
Managing general agency	20,774	16,403	27%
Funeral home owners	22,189	20,232	10%
Retail agency - non-franchise	9,865	6,398	54%
Other	1,847	979	89%

Total loans on-balance sheet	$171,061	$136,298	26%

Off-balance sheet loans only:

Loan Type	March 31, 2008	December 31, 2007	Increase (Decrease)
Retail agency - franchise	$232,502	$255,833	-9%
Managing general agency	154,751	147,505	5%
Funeral home owners	52,816	56,426	-6%
Retail agency - non-franchise	79,132	78,857	0%
Other	3,187	3,327	-4%

Total loans off-balance sheet	$522,388	$541,948	-4%

Analysis of Remaining Term: The following table analyzes the remaining terms of loans (both on-balance sheet and off-balance sheet):

Month Range	March 31, 2008	December 31, 2007	Percent Increase (Decrease)
< 24 months	$90,552	$86,264	5%
>=24 months and <48 months	7,168	8,192	-13%
>=48 months and <72 months	7,288	5,725	27%
>=72 months and <96 months	26,374	19,488	35%
>=96 months and <120 months	172,095	156,923	10%
>=120 months and <144 months	99,429	76,103	31%
>=144 months and <168 months	167,553	180,862	-7%
>=168 months and <192 months	118,314	139,992	-15%
>=192 months	4,676	4,697	0%

Total	$693,449	$678,246	2%

Analysis of Loan Seasoning: The following table analyzes the loan seasoning period of loans (both on-balance sheet and off-balance sheet):

Month Range	March 31, 2008	December 31, 2007	Percent Increase (Decrease)	Percent of Portfolio
				March 31, 2008	December 31, 2007
< 24 months	$528,817	$534,505	-1%	76%	80%
>=24 months and <48 months	144,359	125,360	15%	21%	18%
>=48 months and <72 months	17,746	16,450	8%	3%	2%
>=72 months and <96 months	2,416	1,794	35%	0%	0%
>=96 months and <120 months	111	137	-19%	0%	0%

Total	$693,449	$678,246	2%	100%	100%

Minimum seasoning (months)	—	—	0%
Maximum seasoning (months)	113	112	1%
Weighted average seasoning (months)	17	16	6%

Analysis of Current Interest Rates: The following table analyzes the current interest rates of loans (both on-balance sheet and off-balance sheet):

Interest Rate Range	March 31, 2008	December 31, 2007	Percent Increase (Decrease)
< 7.5%	$2,382	$—	—
>= 7.50% and < 8.50%	58,729	6,696	777%
>= 8.50% and < 9.50%	396,608	199	199201%
>= 9.50% and < 10.50%	200,470	52,626	281%
>= 10.50% and < 11.50%	30,511	418,914	-93%
>= 11.50% and < 12.50%	4,732	196,811	-98%
>= 12.50% and < 13.50%	17	3,000	-99%

Total	$693,449	$678,246	2%

Minimum interest rate	6.25%	7.75%	-19%
Maximum interest rate	12.75%	12.75%	0%
Weighted average interest rate	9.12%	11.01%	-17%

Analysis of Obligor Concentrations: The following table analyzes obligor concentrations of loans (both on-balance sheet and off-balance sheet):

Loan Balance Range	March 31, 2008	December 31, 2007	Percent Increase (Decrease)	Number of Obligors
				March 31, 2008	December 31, 2007
< $2 million	$311,052	$304,636	2%	789	769
>=$2 million and <$4 million	149,207	151,365	-1%	55	55
>=$4 million and <$6 million	48,293	38,869	24%	10	8
>=$6 million and <$8 million	—	—	—	—	—
>=$8 million and <$10 million	17,858	8,114	120%	2	1
>=$10 million and <$12 million	11,018	22,160	-50%	1	2
>=$12 million and <$14 million	13,284	13,536	-2%	1	1
>=$14 million and <$16 million	14,339	14,446	-1%	1	1
>=$16 million and <$18 million	34,514	17,064	102%	2	1
>=$18 million and <$20 million	—	18,040	-100%	—	1
>=$20 million and <$22 million	42,874	41,995	2%	2	2
>=$22 million and <$24 million	—	22,100	-100%	—	1
>=$24 million and <$26 million	51,010	25,921	97%	2	1

Total	$693,449	$678,246	2%	865	843

Minimum loan balance	$18	$18	0%
Maximum loan balance	2,511	25,921	-90%
Total number of obligors	865	843	3%
Average loan balance	$802	$805	0%

Analysis of Top Ten Geographic Concentrations: The following table analyzes geographic concentrations of loans (both on-balance sheet and off-balance sheet):

Geographic Location	March 31, 2008	December 31, 2007	Percent Increase (Decrease)	Percent of Portfolio
				March 31, 2008	December 31, 2007
Florida	$189,222	$180,619	5%	27%	27%
Texas	96,995	93,309	4%	14%	14%
California	84,631	83,963	1%	12%	12%
Missouri	33,832	33,850	0%	5%	5%
Kansas	31,078	31,443	-1%	4%	5%
Virginia	26,622	25,813	3%	4%	4%
Pennsylvania	21,775	22,134	-2%	3%	3%
Georgia	17,217	17,820	-3%	2%	3%
Arizona	14,782	14,499	2%	2%	2%
Mississippi	14,047	13,792	2%	2%	2%

Subtotal	530,201	517,242	3%	75%	77%
All other states	163,248	161,005	1%	25%	23%

Total	$693,449	$678,247	2%	100%	100%

Liquidity and Capital Resources

The components of the change in cash and cash equivalents for the period follow:

	Three Months Ended March 31,
	2008	2007
Net cash:
Provided (used) by operating activities	$(5,066)	$80,674
Used by investing activities	(15,867)	(21,941)
Provided (used) by financing activities	19,953	(59,525)

Cash and cash equivalents:
Net decrease for the period	(980)	(792)
At beginning of year	1,570	4,358

At end of period	$590	$3,566

Current ratio (current assets to current liabilities):
At March 31, 2008, and December 31, 2007	1.66	2.36

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

During March 2008, the Company closed on a credit facility to refinance approximately $52.5 million of debt securities. The Credit Facility is a $52 million facility, but as the credit markets tightened only $41.25 million was raised under the facility at the time of the repayment of the existing debt leaving an $11.25 million deficit. The Company was required to tap nearly all of its available liquid resources to fund the deficit which impacted our ability to meet other funding commitments. The result was a significant increase in Accounts Payable, which is mainly comprised of principal payments to participating banks, securitizations and warehouse facilities and outstanding invoices since the refinancing and a decrease in our current ratio. Aleritas’ majority shareholder, Brooke Corporation, advanced the Company funds to meet some of its cash flow requirements.

New senior management has made significant progress since the end of the quarter in addressing the immediate cash flow and liquidity issues that the company faces, but it is imperative that additional capital is raised through the sale of inventoried loans, through the placement of the $11 million remaining on the credit facility above or other means to meet immediate funding requirements.

Lending activities have traditionally been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit and equity infusions. The tightening of the credit markets has had a significant impact on the Company’s ability to raise money for funding loans and other activities during the first quarter of 2008. In addition, the Company’s two warehouse facilities had deficiencies at the end of the quarter. Reduced participation by investors in asset-backed securitizations limits the Company’s availability to this traditional funding source. In addition, the Company does not have the cash flow available to make the equity contribution required to fund loans through the warehouse facilities or securitizations. It is likely the Company will discontinue funding loans through these vehicles in the foreseeable future and will rely on selling loan participations to its bank network. The Company is actively seeking alternative sources of capital including additional common equity or alternative types of equity to meet its immediate liquidity requirements, but it has no assurance it will be able to do so as the Company’s stock price has fallen to $2.35 per share at March 31, 2008 from its $5.63 per share price at the time of its merger with Oakmont Acquisition Corp. in July 2007. Due to the current limitations on new capital, the Company does not expect its loan portfolio to grow, at least in the near term.

Loan Participations

The Company intends to rely on loan participation sales as its main source of funding for new loans and the sale of loan participation interests remains an essential source of funding operations and other uses. Loan participation balances, including on and off-balance sheet loan participations and excluding related party loan participations, was $275,191,000 and $274,920,000, respectively, at March 31, 2008, and December 31, 2007.

Community banks, primary buyers of loan participations from the Company, have been impacted by the difficult credit environment. As a result, some community banks have reduced their purchases of loan participations by the Company. Furthermore, some of the Company’s participating lenders are holding loans originated by the Company which may be delinquent or have become impaired. If these delinquent or impaired loans reach unacceptable levels, community banks may be less inclined to purchase loan participations from the Company. Additionally, the Company has Payables under Participations which have repurchase agreements requiring the Company to repurchase the participation at some point in the future from 2 weeks to 12 months. At March 31, 2008, the Company had $35,724,000 of Payables under Participations outstanding with repurchase dates all within the next 8 months unless extended. The Company’s inability to timely repurchase these loan participations may result in decreased purchases by these community banks. In addition, if these short term participations are not replaced with longer term notes, extended or other banks are unwilling to take on these obligations, our cash reserves or other liquid amounts may be unable to cover these amounts.

Asset Securitizations

In recent years, Aleritas has relied on securitizations to fund a large portion of the loan portfolio. No asset-backed securities were issued in 2008 and 2007. Based on recent developments in the credit markets, especially as they relate to asset securitizations, the buying pool of prospective purchasers has been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective purchasers to participate in asset securitizations completed by the Company in the future, if there is a market at all. If the market for these securities is such that this is not possible, then Aleritas will attempt to partially offset the impact with the sale of more loan participations through the lender network but that may not be possible.

Off-Balance Sheet Bank Debt

During the first quarter of 2007, the Company structured an off-balance sheet transaction, involving the sale of loans to Brooke Warehouse Funding, in which loans were used by Brooke Warehouse Funding, LLC to secure bank debt, through its wholly owned subsidiary, from Fifth Third Bank, in which Aleritas is not obligated to repay. Previously, Brooke Warehouse Funding secured bank debt directly from Fifth Third Bank, which was categorized as on-balance sheet bank debt to Aleritas. As of March 31, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust 2007-1, LLC totaled $180,341,000. Based on recent developments in the credit markets, especially as they relate to off-balance sheet bank debt, the pool of prospective lenders of such off-balance sheet debt has been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective lenders to extend such credit in the future, if there is a market at all. If the market for such debt is such that this is not possible, then the Company believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from on-balance sheet bank lines of credit.

On-Balance Sheet Bank Debt

The Company entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, under an agreement dated March 7, 2008 (the “Credit Agreement”). At March 31, 2008 the Credit Agreement had been advanced in the amount of $41,250,000. The Company has an obligation to repurchase $6.5 million of the notes issued under the credit agreement by year end 2008 if requested by the participating banks.

The Parties also entered into a Security Agreement and Pledge Agreement which gave the Bank a security interest covering substantially all of the Company’s assets, including the Company’s rights to receive any payments from a majority of the Company’s subsidiaries, and further assigned to the Bank the Company’s membership in two of the Company’s subsidiaries and a cash collateral account to be funded over an 18 month period following the closing. This provides the Bank the right to receive any payments related to certain of the Borrower’s bank and other depository accounts.

Pursuant to the Credit Agreement, the Company will make principal payments in the minimum amount of $875,000 per month over the course of the Loan with the remaining outstanding balance (including any accrued and unpaid interest) due February 28, 2013. Interest on the Loan will accrue at the rate equal to the greater of: (a) 7.25% or (b) the sum of the prime rate as published in the Wall Street Journal and 1.75% per annum. The proceeds were used to pay off the Company’s private placement fixed rate notes and the Home Federal Savings and Loan Association line of credit.

As part of its loan sale activities to QSPEs, Aleritas regularly invests in subordinate securities. Subordinate securities represent the required over-collateralization of the pool of loan assets that back the securities sold to investors or bank debt to creditors. Aleritas retains ownership of the resulting subordinate loan tranche and has historically borrowed money from commercial banks to fund these investments. Cash flows associated with these subordinate securities are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans and unaffiliated purchasers. Cash flows associated with subordinate securities are subject to loss of cash flow resulting from credit losses and prepayments associated with the transferred loans. The total outstanding debt as of December 31, 2007 was $6,353,000 and was retired in March 2008 pursuant to the credit agreement with First State Bank noted above.

On-Balance Sheet Private Placement Debt

In November 2006, Aleritas closed a private placement debt offering consisting of $45,000,000 in 12% per annum fixed rate notes, with 1,014,673 warrants, to a group of accredited institutional investors. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with securitizations previously closed by Aleritas, and the remainder of the proceeds was used to fund Aleritas’ growing loan portfolio and pay various closing costs associated with the transaction. The direct debt issuance costs related to the note issuance totaled $4,646,000. These costs were deferred and are being amortized using the effective interest method over the life of the notes. This includes warrants issued to the placement agent, Morgan Joseph & Co. Inc., in the amount of 2% of the offering or $900,000. The number of shares exercisable under the placement agent warrants is 263,556. These were repurchased on March 7, 2008 pursuant to a repurchase agreement filed on Form 8-K, as amended by Form 8-KA, on February 14 and 15, 2008, respectively.

The Company and the Purchasers agreed to the following terms:

•	BCC repurchased the notes at 103.733% of par, or $46,680,000, plus interest accrued to the date of closing;

•	The Company will use its commercially reasonable best efforts to register the shares underlying the related warrants of the Purchasers as soon as practicable; and

•	BCC and the Purchasers will mutually release each other from any and all claims, upon consummation of the transaction.

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

Subject to the above uncertainties, the Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy normal financial needs for the next twelve months. Additionally, subject to the above, Aleritas believes that funds generated from future operating, investing and financing activities will be sufficient to satisfy future financing needs, including the required annual principal payments of the long-term debt and any future tax liabilities.

On-Balance Sheet Bank Lines of Credit

In recent years, Aleritas has funded an increasing number of originated loans through its warehouse lines of credit providers, leading up to the time of loan securitizations. Additionally, as part of its bank lines of credit, the Company is required to over-collateralize loans funded through these warehouse lines, and in some cases Aleritas funds these over-collateralization requirements by utilizing other lines of credit or short-term debt. As of March 31, 2008, the Company had four bank lines of credit with a cumulative availability of $167 million, as compared to four bank lines of credit with a cumulative availability of $172 million on December 31, 2007. During the first quarter of 2007, Aleritas replaced an $85 million on-balance sheet warehouse facility with Fifth Third Bank with a $150 million off-balance sheet financing arrangement. During the third quarter the Company increased its line of credit with DZ Bank from $80 million to $150 million. Aleritas began utilizing this facility again in the fourth quarter 2007. While they are on balance sheet, there is no recourse to Aleritas on the loans in the DZ Bank facility beyond the loss of the Company’s interest in Brooke Credit Funding and certain other indemnity obligations.

Proposed Accounting Changes

In April 2008 the Financial Accounting Standards Board (“FASB”) decided to remove the qualifying special-purpose entity concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and simultaneously remove the QSPE exception from consolidation in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FASB also decided to amend Paragraph 9(a) to explicitly require preparers assessing legal isolation to consider all involvements with the transferred asset by entities within the consolidated group; and Paragraph 9(c) to prohibit sale accounting if the transferor has imposed a constraint on the transferee. The primary potential consequences of the tentative decision are that transferors would have to evaluate whether to consolidate any entity to which the assets are “sold” if the transferor retains an economic interest in the transferred assets, and that transfers would not be accounted for as sales if the transferor imposes a constraint on the transferee under any circumstances. An exposure draft of proposed requirements is planned by the end of June 2008, and a final Statement is planned to be effective for periods beginning after December 15, 2008. Aleritas will monitor the status of the exposure draft and consider what changes, if any, could be make to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPE’s. At March 31, 2008, the QSPE’s held loans totaling $293,979,000 which could be required to be shown on the financial statements depending on the outcome of the exposure draft.

Impact of Inflation and General Economic Conditions

The level of credit losses for Aleritas and payment delinquencies increased during 2007 and continued to increase during 2008 to several factors including a softening insurance market place and a deteriorating credit market which has impaired our borrower’s ability to secure growth or refinancing capital. Aleritas significantly increased it loss estimates at March 31, 2008 partially as a result of these conditions; however, Aleritas expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers.

For the 12 months ended March 31, 2008, Aleritas’ loan portfolio experienced an annualized prepayment rate of 12.8%. This annualized prepayment rate has declined as compared to any quarter in 2007 as a result of declining key interest rates during the past six months (majority of loans are variable rate loans) and also the result of fewer options available for borrowers to refinance with our competitors because of a deteriorating credit market. Although the annualized prepayment rate has decreased, the rate is slightly above the 12% annualized prepayment assumption used by management in the calculation of the carrying value of its securities, interest-only strip receivable and servicing asset. The Company’s does believe that the annualized prepayment rate will continue to decline throughout 2008 as a result of the above noted conditions. Although a lower prepayment rate is generally viewed as a positive for finance companies, the deteriorating credit markets have made it more difficult for underperforming businesses to secure refinancing capital outside of Aleritas or sell their businesses to new owners. As a result, Aleritas expects an increase in distressed businesses within it portfolio and may be required to rehabilitate or liquidate more businesses as a result of the tightening of credit for small business owners.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The level of credit losses for Aleritas and payment delinquencies increased during 2007 and continued to increase during the first three months of 2008 due, in part, to increased interest rate over the past few years (despite recent decreases in interest rates), a softening insurance market place, reduced rehabilitation and management support by Collateral Preservation Providers and a deteriorating credit market which has impaired our borrowers’ ability to secure growth or refinancing capital. Aleritas expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers. In addition, Brooke Capital Corporation has announced that it will be aggressively liquidating underperforming franchisees or otherwise removing them from the franchise system.

For the 12 months ended March 31, 2008, Aleritas’ loan portfolio experienced an annualized prepayment rate of 12.8%. This annualized prepayment rate has declined as compared to any quarter in 2007 as a result of declining key interest rates during the past six months (majority of loans are variable rate loans) and also the result of fewer options available for borrowers to refinance with our competitors because of a deteriorating credit market. Although the annualized prepayment rate has decreased, the rate is slightly above the 12% annualized prepayment assumption used by management in the calculation of the carrying value of its securities, interest-only strip receivable and servicing asset. The Company’s does believe that the annualized prepayment rate will continue to decline throughout 2008 as a result of the above noted conditions. Although a lower prepayment rate is generally viewed as a positive for finance companies, the deteriorating credit markets have made it more difficult for underperforming businesses to secure refinancing capital outside of Aleritas or sell their businesses to new owners. As a result, Aleritas expects an increase in distressed businesses within it portfolio and may be required to rehabilitate or liquidate more businesses as a result of the tightening of credit for small business owners.

Item 4.	Controls and Procedures.

The Company has adopted and maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Aleritas has from time to time been party to claims and lawsuits that are incidental to its business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, Aleritas believes that the amount, if any, that the Company is required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on consolidated results of operations or financial position.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of the risks the Company faces. The information presented below updates this discussion and should be read in conjunction with the risk factors discussed in the Form 10-K.

Our liquidity or ability to raise debt or equity capital may be limited

Liquidity in our bank network and capital markets has become significantly more constrained and interest rates available to us have increased significantly relative to benchmark rates. This liquidity crunch has had an impact on our bank network’s ability to purchase loans from us. It has also restricted their ability to extend maturities on short-term notes (Payable under Participations) and in some cases forced them to request repayment. Our ability to satisfy our cash requirements may also be constrained by restrictions on cash flow in our securitizations and warehouse facilities. In certain circumstances all of the cashflow generated in a securitization or warehouse may be available solely to pay asset-backed security holders which reduces the cashflow available to fund such things as: interest, expenses, minimum payments on our First State Bank senior debt and other operating expenses.

In addition, if our bank network and other capital providers were to lose confidence in our business model and loan portfolio, our liquidity position could degrade further which would have a material adverse affect on the Company.

Actions designed to enhance our liquidity may be unsuccessful

The Company is actively pursuing measures to improve our liquidity position including seeking $11.5 million of additional participations to fund the remainder of our Credit Facility. We are also actively evaluating other alternatives for enhancing our liquidity position including the sale of assets and raising additional equity capital through the sale of common stock, preferred stock or securities that are convertible into common stock. These measures are subject to a number of uncertainties and there can be no assurance that any of them will be completed. If we are not able to successfully complete one or more of these measures, it could have a material adverse effect on our Company. Any public equity rights offering will likely dilute the ownership percentage of any existing shareholder.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We have submitted a proposal to change the Company’s name to “Aleritas Capital Corp.” at the next regularly scheduled shareholder meeting.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	ALERITAS CAPITAL CORP.

	By	/s/ Michael S. Hess
Michael S. Hess,
President and Chief Executive Officer

	By	/s/ Robert D. Orr
Robert D. Orr,
Chairman and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.