Form 10-Q/A
period 2008-03-31
Brooke Credit CORP
filed 2008-05-13
CIK 1325823

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

BROOKE CREDIT CORPORATION

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Item I — Notes to Consolidated Financial Statements of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was filed on May 12, 2008 (“the Report”) to correct the inadvertent omission of the word “not” in Section 3— Notes and Interest Receivable, net. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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

In March 2007, the Company initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to the Company. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Securitization Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Securitization Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Securitization Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. During 2007, Brooke Securitization Company 2007-1, LLC was replaced with Brooke Master Trust, LLC. The restated receivables financing agreement between Fifth Third Bank and Brooke Securitization Company 2007-1, LLC was terminated and replaced by a Note Purchase Agreement under which Fifth Third Bank purchases notes from the Master Trust up to a maximum principal amount of $150,000,000. The transfer qualifies for true sale treatment under SFAS 140. As of March 31, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust, LLC totaled $179,414,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or fair value of retained residual assets, was recorded on the Company’s books as a security with a balance of $62,091,000 on March 31, 2008. This retained security was comprised of retained interest-only strip receivable totaling $16,775,000 and retained over-collateralization interests in the special purpose entity totaling $45,316,000. The Company received servicing income as sub-servicer of the facility of $48,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. The facility contains the following financial covenants: minimum stockholders’ equity for the Company of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. At March 31, 2008, the Company was not in compliance with all of the terms and conditions of this facility and had an unresolved deficiency in the facility of $12,974,000. Fifth Third has not issued a notice of default with respect to the facility and is in discussions with the Company’s management to address these issues. Management believes they will be able to come to an agreement with Fifth Third that will allow the facility to be in compliance with the Agreement. The facility is not available to fund new loans and it is unlikely the Company will be able to fund loans into the facility in the future. There can be no assurance that the Company will reach a satisfactory resolution of the non-compliance. Failure to resolve the non-compliance may have a material adverse affect on the Company’s financial condition and results of operation because the resultant collateral required to resolve these deficiencies is either unavailable or would materially constraint the Company’s liquidity.

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

Date: May 13, 2008	ALERITAS CAPITAL CORP.

	By	/s/ Michael S. Hess
Michael S. Hess,
President and Chief Executive Officer

	By	/s/ Robert D. Orr
Robert D. Orr,
Chairman and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.