Form 10-Q
period 2008-06-30
Aleritas Capital Corp.
filed 2008-08-18
CIK 1325823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51423

Aleritas Capital Corp.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 25,849,137 shares of $.01 par value common stock outstanding on June 30, 2008.

Aleritas Capital Corp.

Consolidated Financial Statements

June 30, 2008

Aleritas Capital Corp.

Form 10-Q

June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Aleritas Capital Corp., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. For the purposes of this report, unless the context otherwise requires, all references herein to “Aleritas” and the “Company” shall mean Aleritas Capital Corp. and its subsidiaries. These Consolidated Financial Statements and footnote disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The results for the six months ended June 30, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Aleritas Capital Corp.

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$239	$1,570
Restricted cash	82	210
Notes and interest receivable, net	163,262	142,467
Other receivables	11,021	3,980
Securities available for sale	69,179	87,763
Interest-only strip receivable	7,086	7,771
Deferred tax asset	13,902	4,126
Income tax receivable	852	—

Total Current Assets	265,623	247,887

Other Assets
Deferred charges, net	2,142	5,199
Servicing asset, net	5,257	6,084
Amount due from Brooke Corporation	11,839	10,936
Prepaid expenses	2,676	2,828
Other assets, net	1,688	440
Collateral Recovery	6,449	—

Total Other Assets	30,051	25,487

Total Assets	$295,674	$273,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,110	$8,853
Interest payable	2,539	1,845
Income tax payable	—	2,549
Payables under participation agreements	70,470	47,360
Short-term debt	52,239	27,569
Current maturities of long-term debt	9,750	17,035

Total Current Liabilities	158,108	105,211

Non-Current Liabilities
Long-term deferred tax liability	11,754	15,036
Servicing liability	31	44
Long-term debt less current maturities	36,463	36,088

Total Liabilities	206,356	156,379

Stockholders’ Equity
Common stock, $.01 par, 99,000,000 shares authorized, 25,849,137 and 25,849,137 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	258	258
Preferred stock, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	82,861	83,701
Additional paid-in capital—warrants	3,254	3,254
Retained earnings	3,900	26,388
Accumulated other comprehensive income (loss)	(955)	3,394

Total Stockholders’ Equity	89,318	116,995

Total Liabilities and Stockholders’ Equity	$295,674	$273,374

Aleritas Capital Corp.

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Interest income, net	$5,527	$5,371	$12,165	$12,798
Credit loss	(2,359)	(148)	(14,896)	(819)

Interest income after credit loss	3,168	5,223	(2,731)	11,979
Gain (loss) on sale of notes receivable,	(1,730)	4,282	(1,657)	11,203
Impairment losses	—	—	(11,763)	—
Other income	93	181	240	349

Total Operating Revenues	1,531	9,686	(15,911)	23,531

Operating Expenses
Operating interest	652	368	1,414	2,033
Compensation	(819)	622	705	1,124
Depreciation and amortization	353	283	763	576
Collateral preservation	(3,232)	828	2,423	1,646
Other general and administrative	1,797	441	4,361	1,388

Total Operating Expenses	(1,249)	2,542	9,666	6,767

Income (Loss) from Operations	2,780	7,144	(25,577)	16,764

Other Expenses
Extinguishment of debt	—	—	8,210	—
Interest	915	1,470	2,486	3,140

Total Other Expenses	915	1,470	10,696	3,140

Income (Loss) before Income Taxes	1,865	5,675	(36,273)	13,624

Income tax expense (benefit)	708	2,156	(13,784)	5,177

Net Income (Loss)	$1,157	$3,518	$(22,489)	$8,447

Earnings per Share:
Basic	$0.04	$0.19	$(0.83)	$0.19

Diluted	$0.04	$0.19	(0.83)	0.19

Average Shares Outstanding (in thousands) :
Basic	25,849	24,536	25,849	24,536
Potential dilutive common shares	—	—	—	—

Diluted	25,849	24,536	25,849	24,536

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	5,650,000	$57	$44,033	$20,042	$298	$64,429

Equity issuance	111,523	1	(1)			—
Recapitalization:
Elimination of equity	(5,761,523)	(58)	(44,032)			(44,090)
Common shares issued	24,536,361	245	44,129			44,374
Consideration received as a result of the merger, net of expenditures of $4,705			38,311			38,311
Share-based compensation	1,312,776	13	2,161			2,174
Warrant liability conversion			2,354			2,354
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes					2,896	2,896
Currency translation adjustment, net of income taxes					200	200
Net income				6,347		6,347

Total comprehensive income						9,443

Balance, December 31, 2007	25,849,137	$258	$86,955	$26,388	$3,394	$116,995

Equity issuance	—	—	—			—
Share-based compensation	—	—	(840)			(840)
Comprehensive loss:
Interest-only strip receivable, change in fair market value, net of income taxes					(4,299)	(4,299)
Currency translation adjustment, net of income taxes					(50)	(50)
Net loss				(22,489)		(22,489)

Total comprehensive loss						(26,838)

Balance, June 30, 2008	25,849,137	$258	$86,115	$3,899	$(955)	$89,317

See accompanying notes to consolidated financial statements.

Aleritas Capital Corp.

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$(22,489)	$8,447
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	763	576
Amortization of debt issuance costs	66	—
Extinguishment of debt	8,210	(63)
Change in puttable warrant obligation	—	118
Gain on sale of notes receivable	(878)	(11,583)
Credit loss	14,896	819
Impairment loss on securities	11,763	—
Equity incentive plan costs	(840)	—
(Increase) decrease in assets:
Notes and interest receivable, net	(38,861)	88,953
Other receivables	(7,041)	(5,473)
Other assets	(9,394)	1,758
Increase (decrease) in liabilities:
Accounts payable	14,258	699
Other liabilities	9,051	(4,090)

Net cash provided (used) by operating activities	(20,496)	80,161

Investing Activities
Cash payments for deferred charges	(3,291)	—
Cash payments for property, plant & equipment	(324)	—
Cash payments for securities	(12,252)	(21,941)

Net cash used by investing activities	(15,867)	(21,941)

Financing Activities

Inflows from Brooke Corporation	8,416	1,784
Outflows to Brooke Corporation	(9,284)	—
Proceeds from short-term debt, net	41,976	—
Payments for debt issuance costs	(5,255)	—
Proceeds from long-term debt	46,213	22,213
Payments on long-term debt	(47,035)	(83,522)

Net cash provided (used) by financing activities	35,031	(59,525)

Cash and Cash Equivalents
Net decrease during each period	(1,331)	(1,305)
At beginning of year	1,570	4,358

At end of period	$239	$3,053

Supplemental Disclosures
Interest paid	$10,248	$10,881
Income taxes paid	—	—

See accompanying notes to consolidated financial statements.

Aleritas Capital Corporation

Notes to Consolidated Financial Statements

Data in tables is in thousands, except per share data.

1. Accounting Policies and Interim Financial Statements

The consolidated financial statements include the accounts of Aleritas Capital Corp. and its subsidiaries, except for the following qualifying special purpose entities (“QSPEs”) formed for the purpose of acquiring loans: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization 2006-1, LLC. All of the foregoing entities have issued asset-backed securities in which the Company is not obligated to repay. Brooke Master Trust, LLC, a wholly owned subsidiary of Brooke Warehouse Funding, LLC, has secured senior debt in which the Company is not obligated to repay. Each of these entities is a separate and distinct entity. QSPEs are specifically excluded from consolidation under FIN46(R), “Consolidation of Variable Interest Entities.”

In the opinion of the management of Aleritas Capital, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of operations for the six months ended June 30, 2008 and 2007, and the changes in stockholders equity and cash flows for the six months ended June 30, 2008. Aleritas operates in a single business segment, that of lending to locally-owned businesses that sell insurance. This includes lending to funeral homes where the sale of insurance is often an important, although not primary, part of their business. Certain prior year amounts have been reclassified to conform to the current year presentation.

(a) Organization

Aleritas Capital Corp. was incorporated under the laws of the State of Kansas on January 22, 1988, under the name Hess Monuments, Inc. Its name was changed to Brooke Management, Inc. in August 1990, then to Brooke Credit Corporation in July 1994. In July 2007 the Company merged with Oakmont Acquisition Corp. (“Oakmont”), a special purpose acquisition company (also known as a “blank check” company) that was originally incorporated in Delaware in July 2005. Subsequent to the merger, the Company is traded over-the-counter under the symbol “OTCBB: BRCR” and is organized under the laws of the state of Delaware. In January 2008, the Company began conducting business under the trade name “Aleritas Capital Corp.” shareholders voted to officially change the name of the Company to Aleritas Capital Corp. at the Shareholders meeting held on May 15, 2008. Brooke Corporation, a Kansas corporation, whose stock is listed on the NASDAQ Stock Market under the symbol “BXXX,” was previously the sole owner of the Company and, subsequent to the merger, remains the largest stockholder owning approximately 62% of the Company.

The Company is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The Company’s core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, the Company loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business. The Company’s lending programs feature the use of collateral preservation providers in the preservation of collateral and assistance with loss mitigation during the life of the originated loan. The collateral preservation providers, which include industry consultants and franchisors, such as the Company’s affiliated companies, Brooke Capital Corporation (“Brooke Capital”) a public company of which Brooke Corporation owned approximately 66% as of June 30, 2008, and its wholly owned subsidiary Brooke Capital Advisors, Inc. Aleritas also used Brooke Franchise Corporation as a collateral preservation provider before it was merged into Brooke Capital Corporation in November 2007. The Company funds its loans through a combination of the following four mechanisms: (i) off-balance sheet loan participations, involving the true sale of loan participation interests in individual loans; (ii) off-balance sheet loan securitizations, involving the issuance of rated and unrated asset-backed securities; (iii) off-balance sheet loan financing, involving the revolving funding of loan amounts from off-balance sheet warehouse facilities; and (iv) on-balance sheet funding, involving the funding of loan amounts from the Company’s cash, short-term and/or recourse participations, and warehouse lines of credit.

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

Titan Lending Group, Inc. (“Titan”), a wholly owned subsidiary of the Company, was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Capital. Such loans are now originated directly by the Company, and therefore, Titan has no operations. Titan has separate financial statements that are consolidated with the Company’s financial information.

The Company directly owns 100% of the stock of Brooke Canada Funding, Inc. that was organized in New Brunswick, Canada for the purpose of originating and purchasing loans in Canada as part of the warehouse line of credit with the Canadian branch of Fifth Third Bank. Brooke Canada Funding, Inc. has separate financial statements which are consolidated in the Company’s financial statements. This entity is the purchaser of loans originated by the Company and also the borrowing entity with the Canadian branch of Fifth Third Bank. The Company has entered into a forbearance agreement with the Canadian branch of Fifth Third Bank that provides the Company the opportunity to pay off the remainder of the line by December 31, 2008.

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

The second category includes 1,278,229 warrants which were issued by Brooke Kansas in conjunction with its private placement of debt issued in the fourth quarter of 2006. In addition, 500,000 shares of the Surviving Corporation were reserved for issuance in connection with stock or options that may be granted from time to time under the Surviving Corporation’s 2007 Equity Incentive Plan. During the fourth quarter of 2007, 126,239 of these shares were issued under this Plan. During the second quarter of 2008, 76,239 shares were forfeited and 390,000 shares were issued under the plan.

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

(e) Restricted Cash

Aleritas holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan. The balance held in escrow for these purposes was $82,000 at June 30, 2008, and $210,000 at December 31, 2007.

(f) Notes and Interest Receivable, net

The net notes receivable included as part of the “Notes and interest receivable, net” asset category are available for sale. Based on management’s experience, the carrying value approximates the fair value. Accordingly, any changes in the net notes receivable balances are classified as an operating activity. Notes receivable are shown net of the reserve for credit losses of $16,420,000 at June 30, 2008, and $1,655,000 at December 31, 2007.

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

(h) Securities

The carrying values of securities were $69,179,000 at June 30, 2008, and $87,763,000 at December 31, 2007, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold, retained over-collateralization interest in loans sold and cash reserves. These securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values above approximate the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risk on the transferred financial assets.

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

When the Company sells notes receivable to QSPEs, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivables in loans sold to QSPEs were $26,619,000 and $28,144,000 at June 30, 2008, and December 31, 2007, respectively. The amount of gain or loss recorded on the sale of notes receivable to QSPEs depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain the fair value of the retained interest-only strip receivables resulting from the sale of notes receivable to QSPEs, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value of the interest-only strip receivables retained based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. There was no unrealized gain (loss) on the interest-only strip receivable as of June 30, 2008 as all losses were realized through impairment. The amount of unrealized loss was $(0) and ($89,000) at June 30, 2008, and December 31, 2007, respectively. The interest-only strip receivables have varying dates of maturities ranging from the fourth quarter of 2015 to the second quarter of 2021.

When the Company sells notes receivable to QSPEs, it retains an over-collateralization interest in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $41,710,000 and $63,507,000 at June 30, 2008, and December 31, 2007, respectively. The carrying values of cash reserves were $850,000 and $850,000 at June 30, 2008, and

December 31, 2007, respectively. The fair value of the over-collateralization interest in the loans sold to QSPEs that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to QSPEs that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of QSPEs. These reserves are for the benefit of the third party trustee and servicer and, if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the QSPE has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

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

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to recent prepayment trends, the prepayment rate assumption used in the asset valuation was increased from 10% to 12% annually in the fourth quarter of 2007. All other assumptions remained the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2007 the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that “other than temporary” impairments occurred. The Company recorded impairment losses related to the prepayment rate of $778,000 for the year ended December 31, 2007. Credit losses in the near term in the securitization portfolios are expected to be significantly higher than historical levels and higher than the .5% credit loss assumption. Management believes that this increase is directly attributable to market conditions which are cyclical such as the soft insurance marketplace and higher interest rates than when certain of the loans were originated. The .5% credit loss assumption determined by management is an average rate over the life of the portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual credit loss rates; however, management continues to believe the average rate assumption used is appropriate. Summarized in Note 3 is a sensitivity analysis or stress test on retained interests to determine the impact of 10% and 20% variances in key assumptions currently used by management to calculate the fair value of retained interests.

Note 3 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables.

(i) Interest-Only Strip Receivable

The aggregate carrying values of interest-only strip receivables were $7,086,000 and $7,771,000 at June 30, 2008, and December 31, 2007, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $251,000 and $276,000 at June 30, 2008, and December 31, 2007, respectively. The interest-only strip receivables have varying maturities ranging from the second quarter of 2010 to the fourth quarter of 2026.

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

(j) Deferred Charges

Deferred charges include loan fees paid in 2004, 2005, and 2007 to establish and to increase a line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,742,000, of which $696,000 was paid in 2004 to establish the line of credit, $300,000 was paid in 2005 to increase the line of credit, and $746,000 was paid in 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,646,000 in costs associated with the debt offering that occurred in November 2006 which were originally amortized over the period ending at the maturity date of the debt. This debt was redeemed in March 2008 and the unamortized balance of deferred charges associated with this debt was expensed. See Note 4 for more information. Net of amortization, the balance of deferred charges was $2,142,000 and $5,199,000 at June 30, 2008, and December 31, 2007, respectively.

(k) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

		June 30, 2008	December 31. 2007
	Prepaid expenses:
Prepaid premiums -	financial guaranty policies	$2,367	$2,725
	directors and officers liability insurance	225	86
	Prepaid other	67	—
	Prepaid rent	17	17

	Total prepaid expenses	$2,676	$2,828

	Other assets (net of accumulated depreciation and amortization):
	Contract database	$—	$51
	Capitalized software	233	136
	Bond Sinking Fund - FSB	940	—
	Property and equipment	515	253

	Total other assets	$1,688	$440

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

(l) Stockholders’ Equity

There were 99,000,000 shares of common stock authorized with 25,849,137 shares issued and outstanding at June 30, 2008, with a par value of $.01 a share. There were also 1,000,000 shares of preferred stock authorized but none of these shares were issued and outstanding at June 30, 2008. Additionally, there were 17,150,332 warrants issued in the initial public offering of Oakmont outstanding. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole but not in part, at a price of $.01 per warrant at any time upon a minimum of 30 days’ written notice of redemption if the last sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. These warrants are identical to those noted above except that each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010. In lieu of exercise, the option may be converted into units (i.e., a “cashless exercise”) to the extent that the market value of the units at the time of conversion exceeds the exercise price of the option. The option may only be exercised or converted by the option holder.

Warrants issued in association with a $45,000,000 private placement debt offering in November 2006 remain outstanding at June 30, 2008. The company repurchased the associated note from Falcon Mezzanine Partners II, LP, FMP Co-Investment, LLC and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Form 8-K as amended by Form 8-KA, on February 14 and 15, 2008 respectively. These warrants, 1,278,229 in total, have a nominal exercise price ($0.01), are exercisable immediately and expire October 31, 2014. In July 2007 these warrants were amended to remove a put option in exchange for the issuance of an additional 127,120 warrants. Therefore, the fair market value as of July 16, 2007, is recorded as additional paid in capital. These warrants, and the associated financing, are discussed further in Note 4.

(m) Revenue Recognition

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to purchasers of its loans, such as participating lenders and QSPEs that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $14,481,000 and $15,503,000, respectively, for the six months ended June 30, 2008 and 2007. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield from each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income. Any related fees or costs associated with the issuance of the loan that are not directly offset against loan origination fees (see below) are deferred over the life of the loan. Amortization of these costs is calculated over the life of the loans as an adjustment of the interest yield.

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

However, given the rapid growth that Aleritas had experienced over the past two years, the seasoning of the loan portfolio, increased delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; Aleritas established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. In March 2008, Brooke Capital

Corporation, an affiliate of the Company, and a collateral preservation provider for loans to franchisees of Brooke Capital Corporation provided an analysis of credit loss exposure per agency based upon their estimates regarding liquidation value of each agency. This analysis followed a decision and disclosure by Brooke Capital Corporation in November 2007 that they would place less emphasis on rehabilitating poorly performing franchisees and more emphasis on terminating or liquidating poorly performing franchisees. Brooke Capital is currently focusing its resources on the liquidation of underperforming conversion franchise businesses, which typically represent larger loan balances to the Company and its secondary market. During this time, Brooke Capital is placing less emphasis on the liquidation of start-up franchise businesses. As a result, we do expect an increase in delinquencies associated start-up franchise businesses until Brooke Capital can refocus its efforts on the liquidation of these businesses. The loan loss reserve for on balance sheet loans was increased by $2,319,000 in the second quarter 2008 to reflect the increased potential losses resulting from the liquidation of several agencies as well as potential losses on other loans in the portfolio. A reserve of $16,420,000 and $1,655,000 was held at June 30, 2008, and December 31, 2007, respectively. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve and input from its collateral preservation providers.

(o) Operating Interest Expense

Operating interest expense includes interest paid by the Company to DZ Bank AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and funeral home loans in the United States (prior to the current forbearance agreement), to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada, to Fifth Third Bank on a line of credit loan for the purpose of originating insurance agency and funeral home loans in the United States (prior to March 30, 2007) and, for the period ended December 31, 2007, to Home Federal Savings and Loan Association of Nebraska on a line of credit loan for the purpose of financing the over-collateralization portion of loans funded with the aforementioned lines of credit; therefore, this interest is accounted for as an operating expense. Interest expense for these lines of credit for the six months ended June 30, 2008 and 2007 was $1,414,000 and $2,033,000, respectively.

(p) Collateral Preservation (“CP”) Expense

Collateral preservation expense is comprised of up-front, ongoing and special fees paid to CP providers. The Company hires collateral preservation providers that are industry consultants and specialists for all of the Company’s loans (See Note 10 for a discussion of related party CP providers). An initial fee is paid to the CP providers for assistance in sourcing and underwriting new loans. The majority of this expense is offset by loan origination fees charged to borrowers. An ongoing fee is also paid to the CP providers to assist the Company in preserving the loan collateral or the value of the borrower’s business. These CP providers provide monitoring, assistance and business liquidation services if required. Additional fees are generally paid to CP providers for liquidation services.

(q) Income Taxes

The Company filed its federal income tax return on a consolidated basis with Brooke Corporation until the Oakmont merger. Following the merger Aleritas files separate tax returns. The Company recorded provisions for income tax benefit of $13,784,000 for the six months ended June 30, 2008 and tax expense of $5,177,000 for the six months ended June 30 2007. This tax expense/benefit was calculated for 2008 based on the Company’s effective tax rate plus the change in deferred income taxes during the period. Deferred tax liabilities and assets were recorded in 2008 and 2007 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and estimated tax rates. Note 5 provides further detail on the Company’s taxes.

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

	Six Months Ended June 30,
	2008	2007
Basic shares	25,849	24,536
Effect of dilution	—	—

Diluted shares	25,849	24,536

Potentially dilutive shares excluded from the calculation:

	Six Months Ended June 30,
	2008	2007
Warrants where the exercise price is greater than the average market price of the shares	18,590	—
Warrants which are anti-dilutive	1,278	—
Units where the exercise price is greater than the average market price of the units	720	—

The following reconciles net income as shown on the statement of operations to net income available to common stockholders.

	Six Months Ended June 30,
	2008	2007
Net income (loss)	$(22,489)	$8,447
Income (loss) attributable to warrant holders	1,060	(378)

Net income (loss) available to common stockholders for purposes of computing earnings per share	$(21,429)	$8,069

3. Notes and Interest Receivable, net

Notes and interest receivable, net consisted of the following:

	June 30, 2008	December 31. 2007
Business loans	$597,624	$597,306
Less: Business loans sold	(502,740)	(520,927)
Commercial real estate loans	79,679	80,940
Less: Real estate loans sold	(66,599)	(63,167)
Loans with related parties	20,122	20,076
Less: Related party loans sold**	(18,821)	(19,786)
Loans sold not classified as a true sale	62,004	42,146
Related party loans sold not classified as a true sale***	876	764

Total notes receivable, net	172,144	137,352
Interest earned not collected on notes*	7,537	6,770
Less: Loan loss reserve	(16,420)	(1,655)

Total notes and interest receivable, net	$163,262	$142,467

*	The Company had a corresponding liability for interest payable to participating lenders in the amounts of $2,277,000 and $1,746,000 at June 30, 2008, and December 31, 2007, respectively.
**	The Brooke Corporation notes receivable that have not been sold are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheet and, therefore, are excluded from notes receivable and this table. See Note 9 for a further discussion of the transactions with Brooke Corporation.
***	The Brooke Corporation notes receivable that were sold in 2008 that did not qualify for true sale treatment are presented in the Amount Due from Brooke Corporation line item on the Consolidated Balance Sheets and, therefore, are excluded from notes receivable and this table.

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

The transfers that do not meet the criteria established by SFAS 140 are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At June 30, 2008, and December 31, 2007, secured borrowings totaled $70,470,000 and $47,360,000, respectively. Of such amounts at June 30, 2008, and December 31, 2007, secured borrowings on related party loans totaled $4,927,000 and $5,214,000, respectively. Recourse on these loans is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from the Company against liquidation proceeds in the amount of regular loan payments.

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

	June 30, 2008	December 31, 2007
Securitizations	$118,527	$128,711
Participations	222,157	232,144
Off-balance sheet warehouse facility	174,966	181,093
Participations on related party loans	9,371	14,572

Notes receivable sold	$525,021	$556,520

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

When the Company sells loans to a QSPE an interest receivable is retained. The fair value of the difference between the loans sold and the securities issued to accredited investors, and the fair value of interest receivable is recorded as securities. A history of loans securitized follows:

	Apr 2003	Nov 2003	Jun 2004	Mar 2005	Dec 2005	Jul 2006
Loans sold initially	$15,825	$23,526	$24,832	$40,993	$64,111	$65,433
Asset-backed securities issued	13,350	18,500	20,000	32,000	51,500	52,346
Securities retained at June 30, 2008:
Interest-only strip receivables	$47	$93	$258	$1,758	$2,556	$2,774
Over-collateralization interests	461	1,277	806	1,322	5,536	4,837
Cash reserves	125	125	125	125	175	175

Total	$633	$1,495	$1,189	$3,205	$8,267	$7,786

Securities retained at December 31, 2007	$1,054	$1,263	$2,837	$5,902	$9,285	$13,977

Servicing income, six months ended:
June 30, 2008	$—	$1	$1	$7	$10	$13
June 30, 2007	1	1	2	8	13	16

In March 2007, the Company initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to the Company. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Securitization Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Securitization Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Securitization Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. During 2007, Brooke Securitization Company 2007-1, LLC was replaced with Brooke Master Trust, LLC. The restated receivables financing agreement between Fifth Third Bank and Brooke Securitization Company 2007-1, LLC was terminated and replaced by a Note Purchase Agreement under which Fifth Third Bank purchases notes from the Master Trust up to a maximum principal amount of $150,000,000. The transfer qualifies for true sale treatment under SFAS 140. As of June 30, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust, LLC totaled $180,050,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or fair value of retained residual assets, was recorded on the Company’s books as a security with a balance of $46,604,000 on June 30, 2008. This retained security was comprised of retained interest-only strip receivable totaling $19,133,000 and retained over-collateralization interests in the special purpose entity totaling $27,470,000. The Company received servicing income as sub-servicer of the facility of $176,000 and $36,000 for the six months ended June 30, 2008 and 2007, respectively. The facility contains the following financial covenants: minimum stockholders’ equity for the Company of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. At June 30, 2008, the Company was not in compliance with all of the terms and conditions of this facility and had an unresolved deficiency in the facility of $32,585,000 which the Company believes will be resolved primarily from liquidation of collateral and restructuring of loans. Partially as a result of this deficiency, Fifth Third has increased its program fee. However, we believe this increase is temporary. Fifth Third has not issued a notice of default with respect to the facility and is in discussions with the Company’s management to address these issues.

The table below summarizes certain cash flows received from and paid to QSPEs in connection with the Company’s off-balance sheet securitizations and credit facilities:

	Six Months Ended June 30,
	2008	2007
Proceeds from new loan sales to QSPEs*	$5,826	$105,822
Proceeds reinvested in QSPEs (retained equity interest) **	1,469	21,941
Servicing fees received	154	41
Other cash flows received on retained interests***	3,925	3,919
Proceeds from collections reinvested in (revolving-period) securitizations	—	—

*	This amount represents total loans sold by the Company to QSPEs in connection with off-balance sheet securitizations and credit facilities.
**	This amount represents the Company’s retained equity interest in the securitization or credit facility QSPEs.
***	This amount represents total cash flows received from retained interests by Aleritas other than servicing fees. Other cash flows include cash flows from interest-only strip receivables and cash above the minimum required level in cash collateral accounts.

At June 30, 2008, and December 31, 2007, the Company had transferred assets with balances, including related party loans, totaling $525,021,000 and $556,520,000, respectively. Asset transfers resulted in pretax (losses) for the six months ended June 30, 2008 and 2007, of ($905,000) and $11,583,000, respectively, before consideration of related securitization fees. The pretax gains include related party losses of $28,000 and $2,000 for the six months ended June 30, 2008 and 2007, respectively.

The fair value of retained interest-only strip receivables is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. The fair value of the retained interest-only strip receivables is also reduced by the amount of estimated credit losses on loans sold in qualifying special purpose entities that qualify as true sales, which are calculated using the estimated credit loss percentage noted in a following table. At June 30, 2008 and December 31, 2007, the fair value of retained interest-only strip receivables recorded by the Company was $33,705,000 and $35,915,000, respectively. Of the total at June 30, 2008, $7,086,000 was included in interest-only strip receivable on the balance sheet and $26,619,000 was included in securities.

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

		June 30, 2008		December 31, 2007
		Servicing Asset	Servicing Liability	Servicing Asset	Servicing Liability
	Carrying amount, beginning of year	$6,025	$16	$4,512	$24
	Additions:
	Servicing obligations that result from transfer of financial assets	427	—	3,546	—
	Subtractions:
	Disposals	(509)	—	(703)	—
	Accumulated amortization	(717)	(4)	(1,330)	(8)

	Carrying amount, end of period	5,226	12	6,025	16
	Pertaining to related party loans sold	31	19	59	28

	Total amount, end of period	$5,257	$31	$6,084	$44

Fair value as of:	Beginning of year	$6,870	$16	$5,176	$24
	End of period	5,257	14	6,870	16

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

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value. Impairment of retained interests and servicing assets are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books, no impairment has occurred. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, the Company writes the asset to the new discounted revenue stream. During 2007 the securitized pools of loans experienced increases in the prepayment rate and, as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $5,517,000 for the year. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. Additional impairment of $11,763,000 was recognized for the six months ended June 30, 2008.

For the twelve months ended June 30, 2008, the Company’s loan portfolio experienced an annualized prepayment rate of 11.3%, which was higher than management’s assumption for both fixed and variable rate loans. Management believes that this increase is directly attributable to market conditions that are cyclical in nature, such as the softening insurance marketplace. However, the assumed prepayment rate was increased to 12% in the fourth quarter of 2007 for both fixed and variable rate loans, from 8% and 10%, respectively, previously to reflect higher expected prepayment rates as the portfolio continues to season. The prepayment assumption is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, management believes the revised average annual rate assumption is appropriate. Shorter term swings in prepayment rates typically occur because of cycles within a marketplace, such a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

At June 30, 2008, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year follow (rates per annum):

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed*	12%
Weighted average life (in months)	120
Expected credit losses	0.5%
Discount rate	11%

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

At June 30, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions follow:

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate):*	12%
Impact on fair value of 10% adverse change	$(2,034)
Impact on fair value of 20% adverse change	(3,210)

Expected credit losses (annual rate):	0.5%
Impact on fair value of 10% adverse change	$(1,678)
Impact on fair value of 20% adverse change	(2,030)

Discount rate (annual):	11%
Impact on fair value of 10% adverse change	$(2,194)
Impact on fair value of 20% adverse change	(3,125)

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $515,650,000 which excludes related party loans of $9,371,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to QSPEs.

The calculations exclude the retained interest-only strip receivables and servicing assets on related party loans sold. The interest-only strip receivables on related party loans sold were $14,000. The servicing assets on related party loans sold were $31,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$7,984	$7,769
Servicing expense	(1,414)	(1,359)
Discount of estimated cash flows at 11.00% rate	(1,437)	(1,375)

Carrying value of servicing asset after effect of increases	5,133	5,035
Carrying value of servicing asset before effect of increases	5,226	5,226

Decrease of carrying value due to increase in prepayments	$(93)	$(191)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$47,430	$45,357
Estimated credit losses	(4,908)	(4,673)
Discount of estimated cash flows at 11.00% rate	(10,772)	(10,012)

Carrying value of retained interests after effect of increases	31,750	30,672
Carrying value of retained interests before effect of increases	33,691	33,691

Decrease of carrying value due to increase in prepayments	$(1,941)	$(3,019)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$49,661	$49,661
Estimated credit losses	(5,675)	(6,183)
Discount of estimated cash flows at 11.00% rate	(11,973)	(11,817)

Carrying value of retained interests after effect of increases	32,013	31,661
Carrying value of retained interests before effect of increases	33,691	33,691

Decrease of carrying value due to increase in credit losses	$(1,678)	$(2,030)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$8,212	$8,212
Servicing expense	(1,451)	(1,451)
Discount of estimated cash flows	(1,729)	(1,840)

Carrying value of servicing asset after effect of increases	5,032	4,921
Carrying value of servicing asset before effect of increases	5,226	5,226

Decrease of carrying value due to increase in discount rate	$(194)	$(305)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed and Adjustable Rate Strata
	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$49,661	$49,661
Estimated credit losses	(5,154)	(5,154)
Discount of estimated cash flows	(12,816)	(13,636)

Carrying value of retained interests after effect of increases	31,691	30,871
Carrying value of retained interests before effect of increases	33,691	33,691

Decrease of carrying value due to increase in discount rate	$(2,000)	$(2,820)

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

	Securitized Loans Sold in
Actual Credit Loss Percentage at	2008*	2007	2006
June 30, 2008	0.00%	0.00%	1.52%
December 31, 2007		0.00%	1.41%
December 31, 2006			1.95%

*	There have been no loans sold in securitizations in 2007 and 2008 to date.

The following table presents quantitative information about the loan portfolio, including balances, delinquencies and net credit losses. The related parties’ balances are excluded from the table below as is the reserve for credit loss of $16,420,000 at June 30, 2008, and $1,655,000 at December 31, 2007. At and for these same periods, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. Notes 9 and 10 provide further discussion of the related party notes.

	Total Loan Principal		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	Six Months Ended June 30,
Loan portfolio consists of:					2008	2007
Loans on balance sheet	$112,956	$116,091	$24,113	$13,301	$91	$3
Loans on balance sheet held in bankruptcy-remote warehouses	57,011	20,207	—	—	—	—
Off-balance sheet warehouse facility**	174,966	181,093	—	—	—	—
Loans participated****	222,157	232,144	13,673	7,343	318	—
Loans securitized	118,527	128,711	1,852	1,898	1,096	668

Total loans managed	$685,617	$678,246	$39,638	$22,542	$1,505	$671

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than being charged to credit loss expense.
***	The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies. These losses exclude changes in the loan loss reserve.
****	Loans participated represent true sale loan participations.

4. Bank Loans and Other Long-Term Obligations

	June 30, 2008	December 31, 2007
DZ Bank AG Deutsche Zentral-Genossenschaftsbank line of credit. New amounts available under the line were eliminated in the second quarter. Collateralized by new notes receivable. Maturity date August 2009. Interest rate is variable and was 4.45% at June 30, 2008, with interest due monthly.	$37,758	$14,023

Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit was extended to August 2008. Interest rate is variable and was 7.25% at June 30, 2008, with interest and principal due monthly.	3,989	3,989

Fifth Third Bank, Canadian Branch line of credit. New amounts available under the line were eliminated in the second quarter (Canadian dollars).	4,822	8,967

Home Federal Savings and Loan Association of Nebraska line of credit. Maximum line of credit available of $7,500,000. Collateralized by cashflows of securities and other assets. Line of credit was paid off in March 2008.	—	6,353

Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rate on the notes is 10.00% and they mature in January and February 2009.	3,217	4,788

Bank of Kansas City line of credit. Maximum line of credit available of $1,750,000. Collateralized by notes receivable. Line of credit due February, 2009. Interest rate is variable and was 5.25% at June 30, 2008.	2,453	—

First State Bank secured term loan. Collateralized by substantially all of the Company’s assets. Minimum monthly payments of $875,000, with a final maturity in February 2013. Interest rate is variable and was 7.25% at June 30, 2008.	46,213	—

Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note had an associated discount of $2,499,000. Was collateralized by assets of the Company. Interest rate was fixed at 12.00%, with interest due quarterly. Repurchased in March 2008.		42,572

Total bank loans and notes payable	98,452	80,692

Less: Current maturities and short-term debt	(61,989)	(44,604)

Total long-term debt	$36,463	$36,088

The Company entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, under an agreement dated March 7, 2008 (the “Credit Agreement”). At June 30, 2008 the Credit Agreement had been advanced in the amount of $46,213,000.

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

The Company and its consolidated subsidiaries must maintain at all times a Tangible Net Worth (as defined in the Credit Agreement): (i) through April 30, 2009 equal to at least $76,500,000; (ii) from May 1, 2009 through April 30, 2010 equal to at least $87,500,000; and (iii) at all times thereafter, equal to at least $100,000,000. The Company must also maintain stockholders’ equity determined in accordance with generally accepted account principles equal to at least $110,000,000. The Credit Agreement requires that the Company maintain Net Loans (as defined in the Credit Agreement) in an amount not less than the lesser of: (a) the outstanding balance of the Loan and (b) $32,500,000. The Company subsequently amended the document effective May 8, 2008 as follows. The company and its consolidated affiliates must maintain and tangible net worth at all times (as defined in the credit agreement): i) through April 30, 2009, equal at least 77,500,000; ii) from May 1, 2009 through April 30, 2010 equal to at least 87,500,000; and iii) after May 1, 2010 equal to at least $100,000,000. The Company must also maintain, at all times, stockholders’ equity determined in accordance with generally accepted accounting principles of i) through April 30, 2009 equal to at least $90,000,000 (which may exclude up to $5,000,000 in unrealized losses under Accumulated Other Comprehensive Income; ii) from May 1, 2009 to April 30, 2010 equal to at least $100,000,000; and iii) after May 1, 2010, equal to at least $110,000,000. In addition net loans requirement has been increased to a minimum of $32,000,000.

The note payable to DZ Bank AG Deutsche Zentral-Genossenschaftsbank (“DZ Bank” contains certain financial covenants within the credit and security agreement. On June 19, the facility was amended, which amendment: eliminated all prepayment penalties, non-use fees and make –whole fees; limited the facility to $40,000,000, eliminating the use of the line; extended the maturity date to August 27, 2010; required that the facility be equal or less than $30,000,000 by December 31, 2008, and $20,000,000 by June 30, 2009; the company agreed to maintain a tangible net worth of no less than $50,000,000; required a monthly principal payment of $400,000; and required DZ Bank to receive 20% of all proceeds of any stock or equity issuance. In addition; Brooke Corporation and Brooke Capital provided certain guarantees and security to DZ Bank. Brooke Corporation agreed that it will maintain a tangible net worth of not less than $30,000,000; guaranteed repayment of the debt; provided a security interest in one of its subsidiaries. Brooke Capital guaranteed repayment of the debt and provided a security interest in one of its subsidiaries.

The note payable to Valley View Bank contains a covenant to maintain a minimum stockholders’ equity of $6,100,000.

The note payable to Fifth Third Bank, Canadian Branch, contains a covenant to maintain a minimum stockholders’ equity of $35,000,000.

Total balances of the Company’s bank lines of credit collateralized by notes receivable were $49,022,000 and $31,177,000 as of June 30, 2008, and December 31, 2007, respectively. These balances were collateralized by notes receivable totaling $19,469,000 and $42,504,000 as of June 30, 2008, and December 31, 2007, respectively.

The other bank loans and other long-term obligations do not contain covenants that require the Company to maintain minimum financial ratios or net worth, restrict the Company’s ability to buy or sell assets, restrict the Company’s ability to incur additional debt, nor include any subjective acceleration clauses.

Interest expense incurred on bank loans, notes payable and other long-term obligations for the six months ended June 30, 2008 and 2007 was $2,486,000 and $3,140,000, respectively. Interest incurred on the lines of credit is classified as other operating interest expense as discussed in Note 1.

5. Income Taxes

Income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. These elements of income tax expense follow:

	Six Months Ended June 30,
	2008	2007
Current	$(860)	$—
Deferred	(12,924)	5,177

Income tax expense (benefit)	$(13,784)	$5,177

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate follows:

	June 30, 2008	December 31, 2007
Deferred tax liability, beginning of year	$10,910	$8,881
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	(1,948)	1,930
Accumulated other comprehensive income (loss) on currency exchange	(31)	99
Gain (loss) on sale of notes receivable	(630)	3,650
Executive equity compensation	(319)	(826)
Impairment losses	(4,470)	(2,163)
Loan losses	(5,660)	(629)
Other	0	(32)

Deferred tax liability (asset), end of period	$(2,148)	$10,910

Current deferred tax asset	$(13,902)	$(4,126)
Deferred tax liability: Current	—	—
Long-term	11,754	15,036

Net deferred tax liability (asset)	$(2,148)	$10,910

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

	Grant Date	Grant Date Fair Value Per Share	Shares Granted and Outstanding	Vesting Period	Remaining Shares Available for Issuance
Plan-A - adopted July 16, 2007	7-16-07	$5.73	1,187	2008 through 2010	—
Plan-B - adopted July 18, 2007	11-5-07	5.11	126	2009 through 2011	60

The grant date fair value was based on the closing market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period. The grant date fair value of nonvested shares is recorded to expense on a straight-line basis over the vesting period. The related compensation cost was ($840,000), for the six months ended June 30, 2008, due to the expiration of previously granted stock based compensation prior to vesting. As of June 30, 2008, the total remaining unrecognized compensation cost related to the unvested stock options was $429,000, which will be expensed as follows: $96,000 ratably over the last two quarters of 2008, $191,000 in 2009 and $142,000 in 2010.

7. Employee Benefit Plans

Through 2007, the Company participated in Brooke Corporation’s defined contribution retirement plan covering substantially all employees. Employees were able to contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company provided a 50% matching contribution up to a maximum contribution for every dollar an employee contributed, up to a maximum contribution per individual of $3,000 for the plan year. Employer contributions of $21,000 were charged to expense in the period ended June 30, 2007. Commencing in 2008, the Company utilizes a professional employer organization which sponsors all benefit plans other than the Company’s equity incentive plan.

8. Risk Concentrations

Aleritas had the following risk concentrations at June 30, 2008:

•	The Company maintains cash balances at several banks. Even so, Aleritas had account balances of $15,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

•	Approximately 51% of the Company’s loans were to Brooke Capital franchisees. Brooke Capital is the sole collateral preservation provider for these loans.

•

Aleritas, through its QSPE subsidiaries, had $141,383,000 in off-balance sheet debt outstanding to Fifth Third Bank, equaling 61% of the total assets then sold through QSPEs. The Company had an additional $ 7,822,000 of on-balance sheet debt outstanding to Fifth Third Bank. Aleritas also sold asset-backed securities totaling $49,747,000 to one financial institution, equaling 22% of the total assets then sold through QSPEs. Aleritas sold participation interests in loans totaling $97,780,000 to two financial institutions, equaling 32.6% of the participation interests then sold.

•	Approximately 26%% of the total loans (both on and off-balance sheet) were located in Florida.

•	Approximately 13% of the total loans (both on and off-balance sheet) were to Allstate Agents.

•	Loans to the five largest obligors comprised 14% of the total loan portfolio excluding related party loans.

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

The Company made the following loans to Brooke Corporation.

	Loans Made to Brooke Corporation
	Nov-05	Nov-06	Jan-07	Jun-07	Aug-07	Mar-08
Initial loan balance	$5,000	$7,500	$9,500	$11,500	$4,000	$2,000
Balance outstanding at March 31, 2008:
Sold to unaffiliated lenders without recourse	$—		$—	$9,000	$—	$—
Retained by BCC or sold with recourse:
Principal	$—	$6,346	$—	$2,500	$—	$2,000
Interest receivable	—	74	—	145		5

Total	$—	$6,420	$—	$2,645	$—	$2,005

Date loan was paid in full	Nov 15, ‘07	—	Jun 07	—	Sep 30, ‘07	—
Interest rate	var - 150bp over Prime	var - 350bp over Prime	10.00%	10.00%	12.25%	3.00%
Maturity	Nov 15, ‘07	Apr 15, ‘13	Dec 4, ‘07	Mar 15, ‘08	Sep 30, ‘07	May 28, ‘08

All of Brooke Corporation loan has been sold as true sale. Interest received from Brooke Corporation loans, net of participation interest paid, was $168,000 and $276,000 for the six months ended June 30, 2008 and 2007, respectively.

Pursuant to the Servicing and Tax Allocation Agreement for tax years prior to 2006, as discussed in Note 5, the Company paid Brooke Corporation amounts for taxes on pretax earnings which will become due to the respective taxing authorities. Accordingly, Brooke Corporation’s balance sheet reflected a deferred tax liability for these prepaid amounts in future years. Effective January 1, 2007, the Company and Brooke Corporation entered into an agreement that obligates Brooke Corporation to pay back to the Company the deferred tax amounts based upon a pre-determined payment schedule. The pre-determined payment schedule approximates the timing these amounts will be due to the respective taxing authorities. The Company’s balance sheet reflects a deferred tax liability for these amounts until paid to the taxing authorities and a corresponding receivable from Brooke Corporation until such prepaid amounts are recovered. At June 30, 2008, and December 31, 2007, the amount of the receivable from Brooke Corporation and the amount of the deferred tax liability resulting from the above arrangement was $3,384,000 and $4,303,000, respectively.

Effective with the Oakmont merger, Aleritas began filing separate tax returns and paying the taxing authorities directly. See Note 5 for further discussion.

The amounts due to and due from Brooke Corporation were netted, and recorded as a Brooke Corporation receivable or payable, accordingly.

	June 30, 2008	December 31, 2007
Notes and interest receivable	$20,070	$18,133
Less: Loans sold without recourse to unaffiliated lenders	(9,000)	(11,500)

Net receivable retained by Company	11,070	6,633
Other amounts receivable	3,384	4,303
Other amounts payable to Brooke Corporation	(2,615)	—

Receivable from Brooke Corporation	$11,839	$10,936

Current income tax payable to Brooke Corporation	$—	$—

10. Related Party Information

Approximately 51% of the Company’s borrowers are retail insurance agents and agencies that are franchisees of Brooke Capital. These franchisees may have one or more of the following contractual relationships with Brooke Capital or one of its affiliates:

•

Franchise Agreement. Pursuant to this agreement, Brooke Capital provides a business model, use of a registered trade name, access to suppliers, and a license for an internet-based management system. In exchange for these services, Brooke Capital charges an initial franchise fee. Brooke Capital also charges an ongoing fee that is generally 15% of the franchisee’s revenues.

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

Expenditures related to the fees, and the advance of fees, related to collateral preservation agreements and financial guaranty policies with the related companies noted above are detailed below.

	Fees Paid by Aleritas		Payable by Aleritas
	Six Months Ended June 30,		June 30, 2008	December 31, 2007
	2008	2007
Collateral Preservation Agreements:
Brooke Capital Corporation	$7,950	$636	$3,360	$192
CJD & Associates, LLC	—	337	—	—
Brooke Capital Advisors, Inc.	466	255	680	258
Financial Guaranty Policies:
DB Indemnity	313	408	—	34

In connection with retail insurance agency loans originated, beginning in 2004, the Company entered into Collateral Preservation Agreements with Brooke Capital. Under these agreements, Brooke Capital provides the Company and securitization trusts with collateral preservation services and assistance with loss mitigation of distressed franchise loans.

Commencing in December 2006, in connection with managing general agency loans the Company originated, the Company entered into Collateral Preservation Agreements with Brooke Capital Advisors, Inc., a wholly owned subsidiary of Brooke Capital Corporation, a public company of which Brooke Corporation owned approximately 66% as of June 30, 2008. Under this Agreement, Brooke Capital Advisors, Inc. provides the Company with collateral preservation services and assistance with loss mitigation of distressed managing general agency loans. Brooke Capital Advisors is compensated by upfront and ongoing fees paid by the Company. Brooke Capital Advisors also receives ongoing fees for collateral preservation services they provide for loans sold to Aleritas’ off-balance warehouse facility. In conjunction with loan closings and participation transactions, the Company may purchase financial guaranty policies, which are policies that help protect the participating lenders against credit losses. The policies are purchased through CJD, an indirect managing general agency subsidiary of Brooke Corporation and are issued by DB Indemnity, an indirect captive insurance company subsidiary of Brooke Corporation. Brokerage. At June 30, 2008, and December 31, 2007, the prepaid insurance expense asset for amounts paid for financial guaranty policies purchased was $2,355,000 and $2,725,000, respectively. The amount receivable from DB Indemnity for cancelled policies at June 30, 2008, and December 31, 2007, was $66,000 and $7,000, respectively.

The Company had receivables from Brooke Agency Services Company LLC, a wholly owned subsidiary of Brooke Corporation, for $0 and $984,000 at June 30, 2008, and December 31, 2007, respectively, as a result of the timing of certain securitized loan payments. Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by Brooke Capital’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or Brooke Capital as part of an arrangement to preserve collateral on behalf of the Company, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or Brooke Capital for performance of any obligations to agents associated with all such franchise agreements.

Related party notes receivable, interest receivable and total loss exposure associated with the notes receivable consisted of the following:

	June 30, 2008	December 31, 2007
Brooke Corporation. Various notes receivable with interest rates ranging from
3.00% to 10%. Maturities range from March 2008 to April 2013.	$17,153	$18,002
Less: Brooke Corporation loans sold	(13,465)	(15,950)

Brooke Capital Corporation. Single note receivable with an interest rate of 8.75% and a maturity of September 2015.	383	1,022
Less: Brooke Capital Corporation loans sold	(386)	(1,022)

Brooke Investments, Inc. Various notes receivable with interest rates ranging from 8.75% to 9.25%. Maturities range from October 2011 to January 2021.	1,806	1,891
Less: Brooke Investments, Inc. loans sold	(1,679)	(1,602)

CJD & Associates, LLC. Single note receivable with an interest rate of 8.75% and a maturity of November 2010.	1,027	1,213
Less: CJD & Associates, LLC loans sold	(1,057)	(1,212)
Plus: Related party loan participations not classified as a true sale	5,341	5,214

Total related party notes receivable, net	9,123	7,556
Interest earned not collected on related party notes *	94	194

Total related party notes and interest receivable, net	$9,217	$7,750

*	The Company has a corresponding liability for interest payable to participating lenders of related party notes in the amounts of $33,000 and $65,000 at June 30, 2008, and December 31, 2007, respectively.

The Company received total interest of $1,136,000 and $1,207,000, for the six months ended June 30, 2008 and 2007, respectively, from related party notes receivable listed in the above table, of which $462,000 and $715,000, respectively, was paid to participating lenders.

The Company has not sold any loans made to related parties that resulted in gain on sale of notes receivables at June 30, 2008. The Company has sold loans made to related parties that have decreased the gain on sale of notes receivable by $28,000 and $3,000 at June 30, 2008 and June 30, 2007 respectively.

Loan participations purchased by related parties and the corresponding interest payable consisted of the following:

	June 30, 2008	December 31, 2007
The DB Group, Ltd. Various loan participations with interest rates ranging from
8.5% to 11%. Maturities range from December 2008 to March 2016.	$1,424	$1,438
DB Indemnity, Ltd. Various loan participations with interest rates ranging from
11.25% to 11.50%. Maturities range from January 2009 to January 2022.	5,772	5,904

Total related party loan participations	7,196	7,342
Interest payable to related party loan participations	—	72

Total related party loan participations and interest payable	$7,196	$7,414

The Company paid $18,000 and $186,000 to related party participating lenders for participating interest for the six months ended June 30, 2008 and 2007, respectively.

Until March 2008, Aleritas maintained an unrestricted cash bank account with Brooke Savings Bank, a wholly owned subsidiary of Brooke Bancshares which is privately held by Brooke Corporation. The bank balance was $1,060,000 as of December 31, 2007.

Robert Orr, Chairman of the Board and Chief Financial Officer owns a controlling interest in Brooke Holdings, Inc. which owned 43.7% of Brooke Corporations common stock at June 30, 2008. Robert Orr is also Chairman of Brooke Corporation which owned 62% of the Company at June 30, 2008

In January 2008, the Company entered into a Business Development and Finders Fee Agreement with Quantum Ventures of Michigan, LLC (“QVM”). This agreement was approved by the Company’s directors and Governance Committee and then subsequently by the full Board of Directors (except that all related parties were excused from voting). One of the principals of QVM is Michael C. Azar, a director of the Company until his resignation on April 1, 2008, and the former President of Oakmont Acquisition Corp., which merged with Brooke Credit Corporation of Kansas on July 18, 2007. This agreement was mutually terminated in the second quarter.

11. Intangible Assets

There were no intangible assets with indefinite useful lives at June 30, 2008, and December 31, 2007. The intangible assets with definite useful lives follow:

	Intangible Assets		Amortization Expense Six Months Ended June 30,
	June 30,	December 31,
	2008	2007	2008	2007
Servicing asset	$5,257	$6,084
Contract database and capitalized software costs	233	187

Total	$5,490	$6,271	$711	$293

Amortization expense for intangible assets for the twelve months ended June 30, 2009, 2010, 2011, 2012 and 2013 is estimated to be $1,218,000, $1,139,000, $947,000, $771,000 and $610,000, respectively.

12. Fair Value Assets and Liabilities

The Company measures certain assets at fair value in accordance with FAS No. 157 “Fair Value Measurements”. The table below summarizes all assets measured at fair value on a recurring basis at June 30, 2008. No significant unobservable inputs were used to measure these assets. In addition, the Company did not apply fair value treatment as allowed under FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” for any of its liabilities at June 30, 2008.

		June 30, 2008
	Fair Value at 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Notes and interest receivable, net	163,262		163,262
Securities available for sale	9,776		9,776

Total Assets	$173,038	$—	$173,038	$—

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

Six Months Ended June 30, 2008
Gross translation adjustment	$(81)
Deferred taxes on the above	31

Net impact on accumulated other comprehensive income	$(50)

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

In April 2008 the Financial Accounting Standards Board (“FASB”) decided to remove the qualifying special-purpose entity concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and simultaneously remove the QSPE exception from consolidation in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FASB also decided to amend Paragraph 9(a) to explicitly require preparers assessing legal isolation to consider all involvements with the transferred asset by entities within the consolidated group; and Paragraph 9(c) to prohibit sale accounting if the transferor has imposed a constraint on the transferee. The primary potential consequences of the tentative decision are that transferors would have to evaluate whether to consolidate any entity to which the assets are “sold” if the transferor retains an economic interest in the transferred assets, and that transfers would not be accounted for as sales if the transferor imposes a constraint on the transferee under any circumstances. An exposure draft of proposed requirements is planned by the end of June 2008, and a final Statement is planned to be effective for periods beginning after December 15, 2008. Aleritas will monitor the status of the exposure draft and consider what changes, if any, could be make to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPE’s. At June 30, 2008, the QSPE’s held loans totaling $298,979,000 which could be required to be shown on the financial statements depending on the outcome of the exposure draft.

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

14. Subsequent Events

Effective August 1, 2008 Lindsay Olsen and Barbara Davison both resigned from the Board of Directors, and all committees, of the company.

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

•

The Company has significant liabilities maturing during future months and uncertainties in the current economic environment may adversely affect the Company’s ability to repay, renew or extend those liabilities.

•	The Company’s collateral values may deteriorate if Brooke Capital Corporation is not able to assist with management and liquidation of troubled insurance agencies.

•	The Company may be adversely affected if DB Indemnity is not able to pay claims made on financial guaranty policies issued to the company.

•	The company will be adversely affected if it is unable to resolve potential breaches of its agreements with Fifth Third Bank, First State Bank, DZ Bank and Textron.

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

Aleritas is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. The Company lends to four primary types of borrowers:

•	Retail insurance agents and agencies that are franchisees of Brooke Capital Corporation (“Brooke Capital”), an affiliated company.

•	Retail insurance agents and agencies that are not franchisees of Brooke Capital. This lending program primarily includes loans made to captive retail insurance agents and agencies.

•	Managing general agencies, in which the sale of insurance is their primary business.

•	Independent funeral home owners, in which the sale of insurance is not their primary business but often an important part of their business (the sale of pre-need life insurance).

Loan balances (excluding related party loans) in which Aleritas has retained interest and/or servicing rights follow:

			Average Loan Size
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Loan portfolio composition:
On-balance sheet loans	$169,967	$136,298
Off-balance sheet loans	515,650	541,948

Total	$685,617	$678,246

Loans (number and average loan size)	1,272	1,313	$539	$517
Obligors (number and average loan size)	865	843	793	805
Weighted average seasoning (months)	20	16
Weighted average months to maturity	122	125
Variable loan portfolio’s average index over prime	3.77%	3.78%

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

A majority of the loans are variable rate loans based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, there are fixed rates on 0.9% of the portfolio. Typically the interest rate adjusts daily based on Prime; however, an immaterial amount of the loans adjust monthly and annually.

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

Results of Operations

In recent years, results of operations have been significantly impacted by the growth of the portfolio, the expansion of loan funding sources, the development of a securitization model and the expansion of lending programs. Results of operations for the most recent quarter have been impacted by the tightening credit market which has led to significantly lower loan origination and higher funding costs. Results have also been impacted by significantly higher collateral preservation expenses. The following table shows income and expenses and their related percentage changes.

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)

	2008	2007		2008	2007
Operating Revenues
Interest income	$20,008	$13,005	54%	$26,646	$20,432	30%
Participating interest expense	(14,481)	(7,634)	90%	(14,481)	(7,634)	90%
Expense as a percent of income	72%	59%		54%	37%
Credit loss	(2,359)	(148)	1493%	(14,896)	(819)	1719%

Net interest income after credit loss	3,168	5,223	-39%	(2,731)	11,979	-123%
Impairment Losses	—	—	—
Gain (loss) on sale of notes receivable, r	(1,730)	4,282	-140%	(1,657)	11,203	-115%
Other income	93	181	-49%	240	349	-31%

Total Operating Revenues	1,531	9,686	-84%	(4,148)	23,531	-118%

Operating Expenses
Operating interest	652	368	77%	1,414	2,033	-30%
Compensation	(819)	622	-232%	705	1,124	-37%
Depreciation and amortization	353	283	25%	763	576	32%
Collateral preservation	(3,232)	828	-490%	2,423	1,646	47%
Other general and administrative	1,797	441	308%	4,361	1,388	214%

Total Operating Expenses	(1,249)	2,542	-149%	9,666	6,767	43%

Income (Loss) from Operations	2,780	7,144	-61%	(13,814)	16,764	-182%
Extinguishment of debt	—	—	—	8,210	—	—
Interest expense	915	1,470	-38%	2,486	3,140	-21%

Income (Loss) before Income Taxe	1,865	5,675	-67%	(24,510)	13,624	-280%
Income tax expense (benefit)	708	2,156	-67%	(13,784)	5,177	-366%

Net Income (Loss)	$1,157	$3,518	-67%	$(10,726)	$8,447	-227%

Basic earnings per share	$0.04	$0.19	-79%	$(0.83)	$0.19	-537%
Diluted earnings per share	0.04	0.19	-79%	(0.83)	0.19	-537%

Interest Income

The Company typically sells most of the loans originated to funding institutions as loan participations and to qualifying special purpose entities (“QSPEs”) in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Prior to either type of sale transaction, these loans are typically held on the Company’s balance sheet and earn interest income during that time. After the loans are sold, interest income continues to be earned from the retained residual assets in these off-balance sheet loans. Net interest income, excluding credit losses provisions, for the six months ended June 30, 2008 was virtually unchanged from the same period in the previous.

Participating Interest Expense

A portion of the interest income that is received on loans is paid out to the purchasers of its loans, such as participating lenders and QSPEs. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in loans sold to participating lenders and QSPEs. Participation interest expense represented 72% and 59% of interest income for the three months ended June 30, 2008 and 2007, respectively.

Credit Loss

A loan loss reserve was established during the third quarter of 2007 and was increased by $14,896,000 during the six month period ended June 30, 2008. The significant increase in the loan loss reserve has resulted primarily because the Company believes that liquidation of troubled loans is less expensive that the associated collateral preservation expenses. The increase in loan loss reserves is also the result of increasing delinquencies in loan balances held on the Company’s balance sheet. Primarily as a result of market conditions, Brooke Capital recently suspended a previously announced reduction in ongoing franchise fees, have reduced its staff un-related to basic services provided to franchisees and have terminated its commission advance program to franchisees. Management will continue to evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve and input from its collateral preservation providers.

Gain on Sale of Notes Receivable

When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, servicing assets and interest-only strip receivables are typically recorded. For residual assets resulting from loans sold to QSPEs, accounted for as a true sale, securities are typically recorded consisting primarily of three types; interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. Revenues from gain on sales of notes receivable decreased significantly in 2008 primarily because difficult credit market conditions has limited loan sales.

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

The gain on sale of notes receivable has three components as detailed below.

	Six Months Ended June 30,
	2008	2007
Net gain from securitizations	$(153)	$8,442
Net gain (loss) from true sale loan participations:
Interest-only strip receivable benefit (loss)	(642)	1,606
Net gain (loss) from loan servicing	(82)	1,538

Subtotal	(877)	11,586
Losses from related party loan sales	(28)	(3)

Gain on sale of notes receivable	(905)	11,583
Less: Securitization fee expense	(752)	(380)

Gain on sale of notes receivable, net	$(1,657)	$11,203

The first component of the gain on sale of notes receivable is the gain on sale recorded associated with the over collateralization benefit based on a present value calculation of future expected cash flows from the retained portion of loans sold, net of prepayment and credit loss assumptions. Fluctuations in these gains, year-to-year, reflected the changing volume of loans sold to QSPEs. In addition, the spread for loans sold to QSPEs decreased from 4.13% in 2007 to 3.33% in 2008.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying participation loans sold, net of prepayment and credit loss assumptions. The spread associated with loan participations was approximately 2.08% in 2007 and 2008. However, due to tightening of credit markets, higher rates relative to the benchmark were required to be paid to the participating lenders. The spread percentages above exclude the spread associated with related party loans sold.

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

Business Loans
Fixed & Adjustable Rate Strata
Prepayment speed (annual rate)	12%
Weighted average life (in months)	120
Expected credit losses (annual rate)	0.5%
Discount rate (annual)	11%

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

The most significant impact from the loans sold has been the removal of loans from the Company’s balance sheet that Aleritas continues to service. The balances of those off-balance sheet assets totaled:

	June 30, 2008	December 31, 2007
Off-balance sheet unaffiliated loans	$515,650	$541,948
Percent of the portfolio	76%	80%
Related party loans off-balance sheet	9,371	14,572

The decreased level of off-balance sheet assets in 2007 was primarily the result of fewer loan originations during 2008 which were sold to off-balance sheet entities as compared to the same period in 2007 and also the reduction in existing loan balances sold to off-balance sheet entities resulting from regular principal payment reductions, prepayments and loan liquidations which have occurred in 2008.

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

June 30, 2008
Estimated cash flows from loan servicing fees	$8,212
Less:
Servicing expense	(1,451)
Discount to present value	(1,535)

Carrying value of retained servicing interest in loan participations	$5,226

Servicing asset attributable to related party loans excluded above	$31

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability follow:

June 30, 2008
Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	49
Discount to present value	(35)

Carrying value of retained servicing liability in loan participations	$12

Servicing liability attributable to related party loans excluded above	$19

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

June 30, 2008
Estimated cash flows from interest income	$11,163
Less:
Estimated credit losses	—
Discount to present value	(4,091)

Carrying value of retained interest in loan participations	$7,072

Interest on related party loans excluded above	$14

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

The carrying values of securities, resulting from loan sale activities to QSPEs, follow:

	June 30, 2008	December 31, 2007
Interest-only strip receivables	$26,619	$28,144
Retained over-collateralization interest in loans sold	41,710	58,769
Cash reserves	850	850

Securities resulting from sales to QSPEs	$69,179	$87,763

Components of the interest receivable portion of securities follow:

June 30, 2008
Estimated cash flows from interest income	$38,498
Less:
Estimated credit losses	(5,154)
Discount to present value	(6,725)

Carrying value of interest receivable portion of securities	$26,619

Compensation Expense

The significant decrease in compensation expense for the six months ended June 30, 2008, was primarily due to a decrease of restricted stock of $1,461,000 in the second quarter due to the expiration of previously granted stock based compensation prior to vesting. Compensation expense was lower due to staff reductions subsequent to the end of the first quarter.

Collateral Preservation Expense

Collateral preservation expense includes up-front, ongoing and special fees paid to collateral preservation providers to provide sourcing and underwriting assistance and ongoing loan monitoring and loss mitigation services. This expense decreased significantly for the six months ended June 30, 2008 because many of the fees paid by the Company to collateral preservation consultants during the first quarter of 2008 were billed to securitization trusts in the second quarter of 2008 as provided in the corresponding securitization trust documents.

Other General and Administrative Expenses

The increase in these expenses for the three months ended June 30, 2008, was primarily due to a decrease of loan origination fees which typically offset certain operating expenses.

Interest Expense

Interest expense decreased due to the refinancing of the private placement debt offering in the first quarter of 2008 with lower cost debt.

Income Tax Expense

Income tax expenses, effective tax rates and tax liabilities are detailed below.

	Six Months Ended June 30,
	2008	2007
Income tax expense (benefit)	$(13,784)	$5,177
Effective tax rate	38%	38%

	June 30, 2008	December 31, 2007
Current income tax liabilities	$—	$2,549
Deferred income tax liabilities (asset), net	(2,148)	10,910

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

Balance Sheet

The following table provides selected assets and liabilities and their related percentage changes.

	June 30, 2008	December 31, 2007	Percent Increase (Decrease)
Notes and interest receivable	$163,262	$142,467	15%
Securities	69,179	87,763	-21%
Interest-only strip receivable	7,086	7,771	-9%
Deferred charges	2,142	5,199	-59%
Receivable from Brooke Corporation	11,839	10,936	8%
Accounts payable	23,110	8,853	160%
Payable under participation agreements	70,470	47,360	49%
Deferred income tax liability (asset), net	(2,148)	10,910	-96%
Short-term debt	52,239	27,569	89%
Long-term debt	46,213	53,123	-13%

Securities

The securities balance primarily consists of two types of securities, interest-only strip receivables in QSPEs, retained over-collateralization interests in QSPEs that have purchased loans from the Company, and cash reserves. The terms of the securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities and off-balance sheet debt secured. Aleritas retains ownership in the QSPEs, which is included in its securities balances. As cash is received for the interest-only strip receivable as well as the principal attributable to the over-collateralization retained interest, the securities balance declines. As of June 30, 2008, securities balances decreased primarily due to a $11,763,000 impairment recorded at June 30, 2008 related to expected losses on loans held by QSPE’s.

Accounts Payable

Accounts payable include ordinary accrued expenses and amounts due to the securitization entities, warehouse facilities and participating banks. Accounts payable increased significantly in 2008 primarily as a result of a delay in making loan payments and loan payoffs to the above mentioned entities. Approximately $3 million of the accounts payable relate to loan payments received by the Company which are pending delivery to securitization entities, warehouse facilities and participating lenders. Resolution of these amounts are expected to result from repayment of advances, made on behalf of securitization entities, warehouse facilities and participating lenders to Brooke Capital and other Collateral Preservation Providers in connection with management and liquidation of loans held by these entities. In most cases, the amount of the advances made on behalf of these entities exceeds the accounts payable amount. Progress has been made in reducing the payables balance after the end of the quarter.

Payables under Participation Agreements

Payables under Participation agreements is the amount owed to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140. Payables under Participation agreements increased in the second quarter of 2008, because the Company sold more loans pursuant to transactions that did not qualify as true sale participations. Most of the maturity dates associated with these Payables under Participation Agreements are within 12 months, some of which are less than 30 days. Aleritas has historically utilized the issuance of Payable under Participation Agreements as a component of its capital structure. This type of funding involves a higher degree of risk, as the Company is typically funding long-term assets with short-term liabilities.

Debt

During the first six months of 2008, short-term debt increased significantly as the result of refinancing a subordinate debt lender and as the result of deteriorating credit markets making the sale of loans more difficult.

Deferred Income Tax Liability (Asset) Net

The increase in the deferred income tax asset primarily resulted from the significant impairment expense and increase in loan loss reserves that incurred during the first six months of 2008.

Loan Quality

Credit losses incurred on the loan portfolio follow:

		Six Months Ended June 30,
		2008	2007
	Credit losses on all loans	$14,896	$819

	Summary of Credit Losses:
Retail insurance agencies -	franchise	$1,504	$—
	non-franchise
	Managing general agencies
	Funeral homes
	Related parties

	Total credit losses	$1,504	$—

	Credit Loss Analysis:
	On-balance sheet loans:
	Loans charged off, net of recoveries	$91	$3
	Increase in the loan loss reserve	14,896	—

	Total credit losses - on-balance sheet loans	$14,987	$3

	Percent of on-balance sheet loans	8.8%	0.0%

	Off-balance sheet loans:
	Credit losses incurred - warehouse facility*	$—	$—
	participations	318	—
	securitizations	1,096	668

	Total credit losses - off-balance sheet loans	$1,414	$668

	Annualized percent of off-balance sheet loans	0.5%	0.3%

*	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than charged to credit loss expense.

Credit losses increased significantly in 2008 primarily because the Company believes that liquidation of troubled loans is less expensive than payment of collateral preservation expenses to assist troubled borrowers. The increase in loan loss reserves is also the result of increasing delinquencies in loan balances held on the Company’s balance sheet.

Loan balances delinquent 60 days or more are detailed below.

	June 30, 2008		December 31, 2007
	Amount	Percent of Loans	Amount	Percent of Loans
On-balance sheet loans	$24,113		$13,301
Off-balance sheet loans - warehouse facility	—		—
participations	13,673		7,343
securitizations	1,852		1,898

Total loan balances delinquent 60 days or more	$39,638	5.8%	$22,542	3.3%

Percent of delinquent loans associated with:
Retail agency loans - franchise		77%		91%
non-franchise		0%		0%
Independent funeral home owners		13%		9%
Managing general agencies		0%		0%
Other		10%
Delinquent loans to related entities	$—		$—	0%

Loans to start-up franchisees of Brooke Capital mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. Delinquencies associated with these start-up franchisee loans represented 53.3% of the total loan balances delinquent 60 days or more. In addition, Brooke Capital has temporarily reduced active marketing of these locations in order to focus its efforts on the liquidation of conversion franchise businesses. As a result of this significant increase in start-up franchise loan delinquencies, Aleritas has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.

Aleritas believes one important factor regarding credit quality for the Company, its participating lenders and investors, results from the cash management feature imposed by Aleritas on retail borrowers representing 64.2% and 64% of on and off-balance sheet loans at June 30, 2008, and December 31, 2007, respectively, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly by the insurance companies or deducted from commissions received by Brooke Capital prior to payment of commissions to the borrower and most other creditors. Aleritas believes that credit problems associated with retail agency loans are more likely to be identified when the Company monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Aleritas’ loan delinquencies.

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

The level of credit losses and payment delinquencies increased during 2007 and 2008. Aleritas believes that these increases were primarily attributable to increased strain placed on its borrowers resulting from conditions in which Aleritas had little or no control, such as a softening premium insurance market, increased franchise fees and reduction of services by Brooke Capital. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As a result of the challenging insurance market and increasing interest rate environment of the last several years, collateral preservation providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers have demanded increased collateral preservation.

Aleritas relies on the recruitment activities of Brooke Capital for the resale of franchise businesses, including start-up franchise businesses with little or no business revenues. Over the past three to six months, the Company believes Brooke Capital has experienced difficulty in its recruitment activities which has resulted in an increase in delinquent franchise loans and agencies under management by Brooke Capital. Declining recruitment activities on the part of Brooke Capital is expected to have a negative impact on its franchise portfolio and Aleritas is closely monitoring this situation and the impact it may have on its loan loss reserve.

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

Liquidity and Capital Resources

The components of the change in cash and cash equivalents for the period follow:

	Six Months Ended June 30,
	2008	2007
Net cash:
Provided (used) by operating activities	$(20,496)	$80,161
Used by investing activities	(15,867)	(21,941)
Provided (used) by financing activities	35,031	(59,525)

Cash and cash equivalents:
Net decrease for the period	(1,331)	(1,305)
At beginning of year	1,570	4,358

At end of period	$239	$3,053

Current ratio (current assets to current liabilities) :
At June 30, 2008, and December 31, 2007	1.67	2.36

The significant cash outflow resulting from operating activities was primarily the result of an increase of loans held on the Company’s balance sheet. During the first six months of 2008, inventoried loans increased significantly partially as the result of deteriorating credit markets making the sale of loans more difficult.

The cash used in investing activities resulted from a cash outflow for the purpose of acquiring subordinate investment interests in loan pools sold to off-balance sheet QSPEs.

During March 2008, the Company closed on a credit facility to refinance approximately $52.5 million of debt securities. However, the replacement loan was not fully funded due to deteriorating credit markets and the Company was required to tap nearly all of its available liquid resources to fund the deficit which impacted our ability to meet other funding commitments.

As a result of the unfavorable credit markets, the Company does not expect to originate any significant amount of new loans during the third quarter. The most significant additional source of liquidity for the Company during the third quarter will be the expected repayment by Brooke Capital of servicing advances made by Aleritas in the approximately amount of $7,000,000. Aleritas expects repayment of these amounts as the securitization trusts pays Brooke Capital for collateral preservation service fees it earned during the first six months of 2008.

The Company’s continues to seek alternative sources of capital such as the sale of common or preferred equity. However, the Company is also considering the alternative of discounting loans to meet its liquidity requirements.

Loan Participations (True Sales)

The Company must now rely on loan participation sales as its main source of funding for new loans and the sale of loan participation interests remains an essential source of funding operations and other uses. Loan participation balances, including on and off-balance sheet loan participations and excluding related party loan participations, was $274,376,000 and $274,920,000, respectively, at June 30, 2008, and December 31, 2007.

Community banks, primary buyers of loan participations from the Company, have been impacted by the difficult credit environment. As a result, these community banks are less inclined to purchase loan participations from the Company.

In some cases, the Company has agreed to reduce borrower balances on loans sold to participating lenders as a condition of extending credit to Aleritas, in which the Company has a $13,000,000 contingent liability.

Additionally, the Company may have liquidated or sold loans which were previously held by participating lenders in which the Company is working with those participating lenders regarding the purchase of other loans in the Company’s inventory. The Company has a $1,100,000 contingent liability in this regard.

Loan Participations (Not True Sales)

The Company has Payables under Participations which have repurchase agreements requiring the Company to repurchase the participation at some point in the future from 2 weeks to 12 months. These short term participations are not true sales and resemble commercial paper obligations. At June 30, 2008, the Company had $60,110,000 of Payables under Participations outstanding with repurchase dates within the next 8 months unless extended. If these short term participations are not replaced with longer term notes, extended or other banks are unwilling to take on these obligations, our cash reserves or other liquid amounts may be unable to cover these amounts.

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

Off-Balance Sheet Bank Debt

During the first quarter of 2007, the Company structured an off-balance sheet transaction, involving the sale of loans to Brooke Warehouse Funding, in which loans were used by Brooke Warehouse Funding, LLC to secure bank debt, through its wholly owned subsidiary, from Fifth Third Bank, in which Aleritas is not obligated to repay. Previously, Brooke Warehouse Funding secured bank debt directly from Fifth Third Bank, which was categorized as on-balance sheet bank debt to Aleritas. As of June 30, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust 2007-1, LLC totaled $174,966,000. Based on recent developments in the credit markets, especially as they relate to off-balance sheet bank debt, the pool of prospective lenders of such off-balance sheet debt has been significantly reduced. As a result of this market condition, the Company may be required to provide increased credit enhancement with reduced interest spreads in order to entice prospective lenders to extend such credit in the future, if there is a market at all. If the market for such debt is such that this is not possible, then the Company believes that the funding shortfall can be partially offset with the sale of more loan participations through the lender network and with increased borrowing from on-balance sheet bank lines of credit. Although mostly offset by amounts owed by Fifth Third for collateral preservation fees, the Company has $2,846,000 of funds that it has received and not remitted to Fifth Third. Fifth Third has not issued a notice of default with respect to the facility and is in discussions with the Company’s management. Management believes they will be able to come to an agreement with Fifth Third regarding collateral preservation fees and that will allow the facility to be in compliance with the Agreement although there can be no assurance that the Company will reach a satisfactory resolution.

Although entirely offset by amounts owed by off-balance sheet entities for collateral preservation fees, the Company has $794,000 of funds that it has received and not remitted to other off-balance sheet entities. These other off-balance sheet entities have not issued a notice of default and they are in discussions with the Company’s management. Management believes they will be able to come to an agreement with these off-balance sheet entities regarding collateral preservation fees and that will allow the entities to be in compliance although there can be no assurance that the Company will reach a satisfactory resolution.

On-Balance Sheet Bank Debt

The Company entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, under an agreement dated March 7, 2008 (the “Credit Agreement”). At June 30, 2008 the Credit Agreement had been advanced in the amount of $46,213,000. The Company has an obligation to repurchase $6.5 million of the notes issued under the credit agreement by year end 2008 if requested by the participating banks.

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

If in any such case the Company is unsuccessful in securing a replacement participating lender, it may be required to fund the purchase of the related participation interest through a separate entity to be substituted as a Lender participating in the Loan (which substitution will, however, be subject to approval of First State Bank). A dispute between one or more of those existing Lenders and the Company could arise if the Company is unable to find a replacement participant lender or obtain FSB’s approval to substitute entity as a replacement participant.

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

On-Balance Sheet Bank Lines of Credit

In recent years, Aleritas has funded an increasing number of originated loans through its warehouse lines of credit providers, leading up to the time of loan securitizations. Additionally, as part of its bank lines of credit, the Company is required to over-collateralize loans funded through these warehouse lines, and in some cases Aleritas funds these over-collateralization requirements by utilizing other lines of credit or short-term debt. As of June 30, 2008, the Company had four bank lines of credit with virtually no availability, as compared to four bank lines of credit with a cumulative availability of $172 million on December 31, 2007. At June 30th DZ Bank indicated that there was some disagreement over the calculation of the borrowing base under the Company’s agreement as amended in June 2008. Management believes they will be able to come to an agreement with DZ in this regard.

With regards to line of credit obligation to Fifth Third Canada, on July 7, 2008 the Company and Fifth Third Bank entered into a forbearance agreement that required the Company to repay the facility by December 31, 2008.

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

Proposed Accounting Changes

In April 2008 the Financial Accounting Standards Board (“FASB”) decided to remove the qualifying special-purpose entity concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”and simultaneously remove the QSPE exception from consolidation in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. FASB also decided to amend Paragraph 9(a) to explicitly require preparers assessing legal isolation to consider all involvements with the transferred asset by entities within the consolidated group; and Paragraph 9(c) to prohibit sale accounting if the transferor has imposed a constraint on the transferee. The primary potential consequences of the tentative decision are that transferors would have to evaluate whether to consolidate any entity to which the assets are “sold” if the transferor retains an economic interest in the transferred assets, and that transfers would not be accounted for as sales if the transferor imposes a constraint on the transferee under any circumstances. An exposure draft of proposed requirements is planned by the end of June 2008, and a final Statement is planned to be effective for periods beginning after December 15, 2008. Aleritas will monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these QSPE’s. At June 30, 2008, the QSPE’s held loans totaling $307,117,000 which could be required to be shown on the financial statements depending on the outcome of the exposure draft.

Impact of Inflation and General Economic Conditions

The level of credit losses for Aleritas and payment delinquencies increased during 2007 and continued to increase during 2008 due, in part, to higher interest rates and a softening insurance market. Aleritas expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers.

The actual annualized prepayment rate on Aleritas loans has decreased to 11.3% during the twelve months ended June 30, 2008, primarily due to increased asset ownership transfers to other borrowers within the portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the Aleritas loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The level of credit losses for Aleritas and payment delinquencies increased during 2007 and continued to increase during the first six months of 2008 due, in part, to increasing interest rates, the seasoning of the loan portfolio and a softening insurance market. Aleritas expects increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers. In addition, Brooke Capital Corporation has announced that it will be aggressively liquidating under performing franchisees or otherwise removing them from the franchise system. The majority of loans in the Company’s portfolio has a variable interest rate based upon the prime rate and adjusts daily. To the extent interest rates increase significantly, borrowers may have a more difficult time making their principal and interest payments.

The actual annualized prepayment rate on Aleritas loans decreased to 11.3% during the twelve months ended June 30, 2008, primarily due to increased asset ownership transfers to other borrowers within the portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the Aleritas loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level. The Company has experienced a reduction in staff due to the current credit crunch that has resulted in stretching the resources of the Company. The Company believes, however, that such reduction does not impair the Company’s ability to provide its results, but does affect the Company’s timeliness of its reporting.

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

In the second quarter, a lawsuit was commenced against the Company by a direct lender representing less than $3,000,000 in debt. In addition, an affiliated bank to this direct lender was the participant on a loan made by the Company and sued the Company as servicer on the loan. Both lawsuits were successfully concluded in the second quarter.

The Company has received reservation of rights letters from certain lenders, including both on-balance sheet and off-balance sheet entities regarding breaches of the underlying documents. Although none of the entities have called a default, these matters are being closely monitored by the Company.

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

Actions designed to enhance our liquidity may be unsuccessful

The Company is actively pursuing measures to improve our liquidity position. We are also actively evaluating other alternatives for enhancing our liquidity position including the sale of assets and raising additional equity capital through the sale of common stock, preferred stock or securities that are convertible into common stock. These measures are subject to a number of uncertainties and there can be no assurance that any of them will be completed. If we are not able to successfully complete one or more of these measures, it could have a material adverse effect on our Company. Any public equity rights offering will likely dilute the ownership percentage of any existing shareholder.

Finally, if the Company is unable to remit payment on its outstanding payables within a timeframe that is required by our lenders, then the Company’s liquidity may be materially adversely affected.

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

Date: August 14, 2008	ALERITAS CAPITAL CORP.

	By	/s/ Michael S. Hess
Michael S. Hess, President and Chief Executive Officer

	By	/s/ Robert D. Orr
Robert D. Orr, Chairman and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.